Form 10QSB
period 2005-06-30
Pricester.Com, Inc.
filed 2005-10-04
CIK 1302913

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              Form 10-QSB

                               (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the quarter ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to


                Commission File Number:  333-118993

                           PRICESTER.COM, INC.
       (Exact name of small business issuer as specified in charter)

            NEVADA                                 41-2137356
(State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization)


                    3900 Hollywood Blvd., Suite 203
                       Hollywood, Florida 33021
           (Address of principal executive offices)(Zip Code)

                            (954) 272-1200
            (Issuer's telephone number, including area code)


  Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 12, 2005, there were 22,306,870 shares of the small business issuer?s common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                           PRICESTER.COM, INC.
                               FORM 10-QSB
                  QUARTERLY PERIOD ENDED JUNE 30, 2005


                                  INDEX

                                                                 Page

PART I - FINANCIAL INFORMATION

  Item 1 ? Financial Statements

  Consolidated Balance Sheet (Unaudited)
   As of June 30, 2005                                             3
  Consolidated Statements of Operations (Unaudited)
   For the Three and Six Months Ended June 30, 2005 and 2004 4 Consolidated Statements of Cash Flows (Unaudited)
    For the Six  Months Ended June 30, 2005 and 2004               5

  Notes to Consolidated Financial Statements                    7-11

  Item 2 - Management's Discussion and Analysis or Plan of
   Operation                                                   12-15

  Item 3 ? Controls and Procedures                                15

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                      16

  Item 2 ? Unregistered Sales of Equity Securities and Use of
   Proceeds                                                       16

  Item 3 - Default Upon Senior Securities                         16

  Item 4 - Submission of Matters to a Vote of Security Holders    16

  Item 5 - Other Information.                                     16

  Item 6 - Exhibits and Reports on Form 8-K                       16

  Signatures                                                      17

                   PRICESTER.COM, INC. AND SUBSIDIARY
                     (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEET
                             June 30, 2005
                              (Unaudited)

              ASSETS

CURRENT ASSETS:
  Cash                                                     $    9,671
  Due from officer                                              5,000
                                                           ----------
    Total current assets                                       14,671
                                                           ----------
PROPERTY AND EQUIPMENT - net                                   11,255
                                                           ----------

OTHER ASSETS:
  Website development-net                                       4,356
  Deposits                                                      1,302
                                                           ----------
    Total non-current assets                                    5,658
                                                           ----------
Total assets                                               $   31,584
                                                           ==========


         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Loans payable                                            $  165,000
  Due to related party                                          1,035
  Accounts payable and accruals                                37,774
                                                           ----------
    Total current liabilities                                 203,809
                                                           ----------

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value, 50,000,000 authorized,
   22,306,870 issued and outstanding                           22,307
  Additional paid-in capital                                1,746,293
  Deficit accumulated during development stage             (1,940,825)
                                                           ----------
    Total stockholders' deficit                              (172,225)
                                                           ----------

Total liabilities and stockholders' deficit                $   31,584
                                                           ==========





See notes to financial statements.

                   PRICESTER.COM, INC. AND SUBSIDIARY
                     (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               For The
                                                                             Period From
                                                                             Apr 19, 2001
                            For the Three Months    For the Six Months       (inception)
                               Ended June 30,            Ended June 30,       to June 30.
                             2005         2004         2005         2004         2005
                          ----------   ----------   ----------   ----------   ----------
Sales                     $    3,998   $      660   $    9,189   $      996   $   18,287
                          ----------   ----------   ----------   ----------   ----------
Operating expenses:
 Advertising                  12,195       13,070       34,991        9,325      126,694
 Professional fees               438       22,019       24,320       22,969      110,459
 Compensation                 41,267      638,836       81,356      820,232    1,278,373
 Other selling, general
  and administrative          34,653      103,925       96,279      103,941      442,189
                          ----------   ----------   ----------   ----------   ----------
  Total operating expenses    88,553      777,850      236,946      956,467    1,957,715
                          ----------   ----------   ----------   ----------   ----------

Loss from operations         (84,555)    (777,190)    (227,757)    (955,471)  (1,939,428)
                          ----------   ----------   ----------   ----------   ----------

Other income (expenses):
 Interest income                  21          573          111          714        1,631
 Interest expense             (1,953)           -       (2,706)           -       (3,028)
                          ----------   ----------   ----------   ----------   ----------
  Total other income
   (expenses)                 (1,932)         573       (2,595)         714       (1,397)
                          ----------   ----------   ----------   ----------   ----------
Loss before provision
 for income taxes            (86,487)    (776,617)    (230,352)    (954,757)  (1,940,825)

Provision for income taxes         -            -            -            -            -
                          ----------   ----------   ----------   ----------   ----------
Net loss                  $  (86,487)  $ (776,617)  $ (230,352)  $ (954,757) $(1,940,825)
                          ==========   ==========   ==========   ==========   ==========

Net loss per common share
 - basic and diluted      $    (0.00)  $    (0.04)  $    (0.01)  $    (0.05)
                          ==========   ==========   ==========   ==========

Weighted average number of
 shares outstanding
 - basic and diluted      22,306,870   20,378,446   22,306,870   19,361,491
                          ==========   ==========   ==========   ==========






See notes to financial statements.

                   PRICESTER.COM, INC. AND SUBSIDIARY
                   (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the
                                                                          Period from
                                                                          Apr 19, 2001
                                                    For the Six Months    (inception)
                                                      Ended June 30,     June 30, 2005
                                                    2005         2004         2005
                                                 ----------   ----------   ----------
                                                 (Unaudited)  (Unaudited)  (Unaudited)
Cash flows from operating activities:
  Net loss                                       $ (230,352)  $ (954,757) $(1,940,825)
  Adjustments to reconcile net loss to net
  cash used in operations:
    Depreciation                                      5,189        6,555       15,921
    Common stock issued for services                      -      725,900    1,030,125

  Changes in assets and liabilities:
    Prepaid expenses and other                        2,827         (350)           -
    Deposits                                          2,145         (175)      (1,302)
    Accounts payable and accrued expenses             2,648       (3,532)      48,574
    Deferred revenues                                  (995)           -            -
                                                 ----------   ----------   ----------
      Total adjustments                              11,814      728,398    1,093,318
                                                 ----------   ----------   ----------
Net cash used in operating activities              (218,538)    (226,359)    (847,507)
                                                 ----------   ----------   ----------

Cash flows from investing activities:
  Purchase of property and equipment                      -       (9,304)     (31,532)
                                                 ----------   ----------   ----------
Net cash used in investing activities                     -       (9,304)     (31,532)
                                                 ----------   ----------   ----------

Cash flows from financing activities:
  Proceeds from sale of common stock                      -      457,500      616,125
  Proceeds from loans payable                       165,000            -      165,000
  Proceeds from loans payable - related party             -            -      111,550
  Proceeds from related party                             -       25,500            -
  Due from stockholder                                    -       (3,965)      (5,000)
  Loan payable - stockholder                              -       (4,213)       1,035
                                                 ----------   ----------   ----------
Net cash provided by financing activities           165,000      474,822      888,710
                                                 ----------   ----------   ----------

Net decrease in cash                                (53,538)     239,159        9,671

Cash - beginning of period                           63,209       77,541            -
                                                 ----------   ----------   ----------

Cash - end of period                             $    9,671   $  316,700   $    9,671
                                                 ==========   ==========   ==========




                   PRICESTER.COM, INC. AND SUBSIDIARY
                   (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                            For the
                                                                          Period from
                                                                          Apr 19, 2001
                                                    For the Six Months    (inception)
                                                      Ended June 30,     June 30, 2005
                                                    2005         2004         2005
                                                 ----------   ----------   ----------
                                                 (Unaudited)  (Unaudited)  (Unaudited)

Supplemental disclosure of cash flow information:
  Cash paid for :
    Interest                                     $        -   $        -   $      322
                                                 ==========   ==========   ==========
    Income taxes                                 $        -   $        -   $        -
                                                 ==========   ==========   ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services               $        -   $        -   $1,030,125
                                                 ==========   ==========   ==========
  Donated common stock used to satisfy payables  $   10,800   $        -   $   10,800
                                                 ==========   ==========   ==========





See notes to financial statements.

                   PRICESTER.COM, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005


NOTE 1 ? BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form SB-2 of Pricester.com, Inc. and Subsidiary (?our Company" or the ?Company?) as filed with the Securities and Exchange Commission (the ?Commission?). The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiary. All material intercompany balances and transactions have been eliminated.

Organization
------------
The Company was incorporated under the name Pricester, Inc. on April 19, 2001 in the State of Florida. On October 20, 2002 the Company changed its name to Pricester.com, Inc.

On February 11, 2005, Pricester.Com (the ?Company?) merged into Pricester.com, Inc, ("BA22") a public non-reporting company (that was initially incorporated in Nevada in March 1998 as Business Advantage #22, Inc). BA22 acquired 100 percent of the Company's outstanding common stock by issuing one share of its common stock, for each share of the Company's then outstanding, common stock, or 21,262,250 shares. The acquisition was treated as a recapitalization for accounting purposes.

The Company is a developmental stage e-commerce company. The Company currently operates an e-commerce website that enables any business to establish a fully functional online retail presence. Pricester.com is an Internet marketplace which allows vendors to host their website with product and service listings and allows consumers to search for listed products and services.

Use of estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the useful life of property and equipment and intangible assets.

Revenue recognition
-------------------
The Company follows the guidance of the Securities and Exchange Commission?s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

The Company has two primary revenue sources: website design and transaction fees.

Website design revenue is recognized as earned when the website is complete, control is transferred and the customer has accepted its website, usually within seven days of the order.

Transaction fee income comprises fees charged for use of credit cards or other forms of payment in the purchase of items sold on the customers? websites. The transaction fee income is recognized as earned when funds transfers (via credit card or other forms of payments) between the buyer and seller has been authorized.

Loss per common share
---------------------
Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2005, there were warrants to purchase 2,025,000 shares of common stock, which could potentially dilute future earnings per share.

Stock-based compensation
------------------------
The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (?APB?) Opinion No. 25, ?Accounting for Stock Issued to Employees,? and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, ?Accounting for Stock-Based Compensation? and SFAS 148, ?Accounting for Stock-Based Compensation ?Transition and Disclosure?, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net income and income per share would have been changed to the pro forma amounts indicated below for the six months ended June 30, 2005 and 2004:

                                             Six months ended June 30,
                                                 2005         2004
                                              ----------   ----------
  Net loss as reported                        $ (230,352)  $ (954,757)
  Less: total stock?based employee
   compensation expense determined under
   fair value based method, net of related
   tax effect                                    (10,000)           -
                                              ----------   ----------
  Pro forma net loss                          $ (240,352)  $ (954,757)
                                              ==========   ==========
  Basic and diluted loss per share:
    As reported                               $     (.01)  $     (.05)
                                              ==========   ==========
    Pro forma                                 $     (.01)  $     (.05)
                                              ==========   ==========

As a result of the Company's lack of common stock trading performance in each of the respective years in this table, the overall strike prices of the outstanding options, and the uncertainty about its future economic performance, management has deemed the fair value per option to be $.01, based on the Black-Scholes option valuation model calculation.

Recent accounting pronouncements
--------------------------------
In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. The Company is in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS

No. 115, "Accounting in Certain Investments in Debt and Equity Securities." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company believes that the adoption of this standard will have no material impact on its financial statements.


NOTE 2 ? LOANS PAYABLE

As of June 30, 2005, the Company has loans with various entities and an individual amounting to $165,000. The loans bear interest at 5 percent per annum, are unsecured and are due the earlier of (i) August 31, 2005 or (ii) the date the Company receives $1 million of gross proceeds from the sale of its common stock. As of June 30, 2005, accrued interest payable on the loans amounted to $2,734 and is included in accrued expenses on the accompanying balance sheet.


NOTE 3 ? RELATED PARTY TRANSACTIONS

Certain shareholders have received funds from the Company in the form of demand notes bearing no interest. During the periods ended June 30, 2005, the Company advanced shareholders $10,000. During the same period, the shareholders made repayments to the Company of $11,000, respectively. At June 30, 2005, the balance on the amount owed to the Company was $5,000.

Certain officers of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At June 30, 2005, the Company owed these related parties $1,035


NOTE 4 -  STOCKHOLDERS? DEFICIT

Common Stock
------------
In March 2005, the principle shareholder of the company donated 32,000 shares of common stock (valued at $.40 per share or $12,800) which was used by the company in settlement of accounts payable of $12,800.

Stock Options
-------------
In March 10, 2005, the Company issued to a corporate officer, options to purchase 1,000,000 shares of restricted common stock at an exercise price $.40 per share, expiring within one year of the effective date of the registration.

Stock option activity for the six months ended June 30, 2005 is summarized as follows:

                                                            Weighted
                                                             Average
                                             Number of      Exercise
                                                Shares        Price
                                              ----------   ----------
  Outstanding at December 31, 2004             1,025,000   $     0.40
    Granted                                    1,000,000         0.40
    Exercised                                          -            -
                                              ----------   ----------
  Outstanding at June 30, 2005                 2,025,000   $     0.40


The following table summarizes the Company's stock warrants outstanding at June 30, 2005:

                               Options outstanding and exercisable
                               -----------------------------------
                                              Weighted    Weighted
      Range of                                average      average
      exercise                               remaining    exercise
       price                     Number       life        price
     ----------                ----------   ----------   ----------
     $     0.40                 2,025,000  1 year after        0.40
                                            effective
                                           registration


NOTE 5 ? GOING CONCERN CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during development stage of $1,940,825, a working capital deficit of $189,138 at June 30, 2005, had net losses for the six months ended June 30, 2005 of $230,352, and cash used in operations during the six months ended June 30, 2005 of $218,538. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company?s daily operations. During the six months ended June 30, 20054, the Company borrowed $165,000 for working capital purposes. Management may attempt to raise additional funds by way of a public or private offering.
While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company?s ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. The outcome of these risks and uncertainties are beyond the control of the Company and its management.

Overview
--------
We are a developmental stage e-commerce company. We currently operate an e-commerce website that enables any business to establish a fully functional online retail presence. Our website, Pricester.com, is an Internet marketplace which allows vendors to host their website with product and service listings and allows consumers to search for listed products and services.

Plan of Operations
------------------
We have only received minimal revenues. We only have sufficient cash on hand to meet funding requirements for the next 60-90 days. We do not have sufficient cash on hand to meet funding requirements for the next twelve months. Although we eventually intend to primarily fund general operations and our marketing program with revenues received from the sale of the Pricester Complete package and transaction fees, our revenues are not increasing at a rate sufficient to cover our monthly expenses in the near future. We will have to seek alternative funding through debt or equity financing in the next twelve months that could result in increased dilution to the shareholders. No specific terms of possible equity or debt financing have been determined or pursued.

Going Concern
-------------
As reflected in the accompanying consolidated financial statements, we had a deficit accumulated during development stage of $1,940,825, a working capital deficit of $189,138 at June 30, 2005, had net losses for the six months ended June 30, 2005 of $230,352, and cash used in operations during the six months ended June 30, 2005 of $218,538.
While we are attempting to increase sales, the growth has not been significant enough to support the Company?s daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

Critical Accounting Policies
----------------------------
Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for Pricester.com, Inc. includes the useful life of property and equipment and web development costs.

Computer equipment and furniture is stated at cost less accumulated depreciation. Depreciation is computed over the assets' estimated useful lives (five to seven years) using straight line methods of accounting. Maintenance costs are charged to expense as incurred while upgrades and enhancements that result in additional functionality are capitalized.

We capitalize the costs incurred during the application development stage, which includes costs to design the software configuration and interfaces, coding installation and testing. Costs incurred during the preliminary project along with post implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over three years. Costs to maintain existing product offerings are expensed as incurred.

We review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Results of Operations
---------------------
Six months ended June 30, 2005 compared to six months ended June 30,
2004

Net sales for the six months ended June 30, 2005 were $9,189 as compared to net sales of $996 for the six months ended June 30, 2004, an increase of $8,193 or approximately 823 percent. We are continuing to create customer awareness for our products.

Total operating expenses for six months ended June 30, 2005 were $236,946, a decrease of $719,521, or approximately 75 percent, from total operating expenses in six months ended June 30, 2004 of $956,467. This decrease is primarily attributable to:

     * an increase of $25,666, or approximately 275 percent, in advertising expense incurred to promote our website and products;
     * an increase of $1,351, or approximately 5.9 percent, in professional fees incurred in connection with our SEC filings;
     * a decrease of $738,876, or 90 percent, in compensation expense to $81,356 for the six months ended June 30, 2005 as compared to $820,232 for the six months ended June 30, 2004. This decrease is a result of an decrease in stock issuances to employees and officers during six months ended June 30, 2005 of $725,900.

     * a decrease of $7,662, or approximately 7.4 percent, in other selling, general and administrative expenses as a result of cost cutting measures.

We reported a loss from operations of $227,757 for six months ended June 30, 2005 as compared to a loss from operations of $955,471 for six months ended June 30, 2004. Although there can be no assurances, we anticipate that during the fiscal year ending December 31, 2005 our ongoing marketing efforts will result an increase in our net sales from those reported in fiscal 2004. To support these increased sales we anticipate that our operating expenses will also increase during the fiscal year ending December 31, 2005 as compared to the fiscal 2004.
We are, however, unable to predict at this time the amount of any such increase in operating expenses.

Total other expense increased $3,309, or approximately 463 percent, for six months ended June 30, 2005 as compared to six months ended June 30, 2004. Included in this net increase is:

     * a decrease in interest income of $603 for the six months ended June 30, 2005 which was attributable to the reduction in our cash balances;
     * an increase of $2,706, or approximately 100 percent, in interest expense for the six months ended June 30, 2005 as compared to six months ended June 30, 2004 which reflects an increase in our borrowings.

We reported a net loss of $230,352 or $(.01) per share for the six months ended June 30, 2005 as compared to a net loss of $954,757 or $(.05) per share for the six months ended June 30, 2004.

Liquidity and Capital Resources
-------------------------------
During the six months ended June 30, 2005, we borrowed $165,000 various parties for working capital purposes. The loans bear interest at 5 percent per annum, are unsecured and are due the earlier of (i) August 31, 2005 or (ii) the date the Company receives $1 million of gross proceeds from the sale of its common stock. Upon effectiveness of our registration statement, we plan on raising capital to repay these loans and for working capital purposes.

Net cash flows used in operating activities for the six months ended June 30, 2005 was $218,538 as compared to $226,359 for the six months ended June 30, 2004.

We reported net cash flows used in investing activities of $0 for the six months ended June 30, 2005 as compared to net cash used in investing activities of $9,304 for the six months ended June 30, 2004, a decrease of $9,304. In the 2005 period, we did not invest in any property or equipment.

Net cash flows provided by financing activities was $165,000 for the six months ended June 30, 2005 as compared to net cash provided by financing activities of $474,822 for the six months ended June 30, 2004, a decrease of $309,822. For the six months ended June 30, 2005, we received proceeds from loans of $165,000. For the six months ended June 30, 2004, we received proceeds from the sale of common stock of $457,500 and from related party advances of $25,500 offset by the repayment of stockholder advances of $8,178.

We reported a net decrease in cash for the six months ended June 30, 2005 of $53,538 as compared to a net increase in cash of $239,159 for the six months ended June 30, 2004. At June 30, 2005 we had cash on hand of $9,671.

Recent Accounting Pronouncements
--------------------------------
In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. We are in process of evaluating the impact of this pronouncement on our financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our financial statements.



ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.



                   PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     None


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     None


Item 3 - Defaults Upon Senior Securities

     None


Item 4 - Submissions of Matters to a Vote of Security Holders

     None


Item 5.  Other Events

     None


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.
31.1  Rule 13a ? 14(a)/15d-14(a) Certification of the Chief Executive
Officer *
31.2  Rule 13a ? 14(a)/15d-14(a) Certification of the Chief Financial
Officer *
32.1  Certification of Chief Executive Officer Certification under
Section 906 *
32.2 Certification of Principal Financial and Accounting Officer Certification under Section 906 *

 (* Filed herein)

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the small business issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       Pricester.com, Inc.





                                       By: /s/ Joe Puentes
                                       ------------------------------
September 15, 2005                            Joe Puentes
                                           Chief Executive Officer