Form 10QSB
period 2005-09-30
Pricester.Com, Inc.
filed 2005-11-15
CIK 1302913

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              Form 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended September 30, 2005

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to
                                     ----------    ----------


                   Commission File Number:  001-11115

                          PRICESTER.COM, INC.
     (Exact name of small business issuer as specified in charter)


     NEVADA                                      41-2137356
(State or other jurisdiction of            (I.R.S. Employer I.D. No.)
incorporation or organization)


                    3900 Hollywood Blvd., Suite 203
                       Hollywood, Florida 33021
          (Address of principal executive offices)(Zip Code)

                            (954) 272-1200
             (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes[ x ]   No[   ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes[   ]   No[ x ]

State the number of shares outstanding of each of the issuer?s classes of common equity, as of the latest practicable date: 22,306,870 shares at November 10, 2005

Transitional Small Business Disclosure Format (Check one):
  Yes[   ]   No[ x ]

                           PRICESTER.COM, INC.
                               FORM 10-QSB
                QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                 INDEX


                                                                  Page

PART I - FINANCIAL INFORMATION

  Item 1 ? Financial Statements
  Consolidated Balance Sheet (Unaudited)
    As of September 30, 2005                                         3
  Consolidated Statements of Operations (Unaudited)
    For the Three and Nine Months Ended September 30, 2005
    and 2004                                                         4
  Consolidated Statements of Cash Flows (Unaudited)
    For the Nine Months Ended September 30, 2005 and 2004            5

  Notes to Consolidated Financial Statements                      6-10

  Item 2 - Management's Discussion and Analysis or Plan of
    Operation                                                    13-16

  Item 3 ? Controls and Procedures                                  16


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                       17

  Item 2 ? Unregistered Sales of Equity Securities and Use of
    Proceeds                                                       17

  Item 3 - Default Upon Senior Securities                          17

  Item 4 - Submission of Matters to a Vote of Security Holders     17

  Item 5 - Other Information                                       17

  Item 6 ? Exhibits                                                18

Signatures                                                         18

                   PRICESTER.COM, INC. AND SUBSIDIARY
                     (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEET
                           September 30, 2005
                              (Unaudited)

          ASSETS

CURRENT ASSETS:
  Cash                                                     $    9,691
  Due from shareholder                                          5,000
  Other receivables                                             1,320
                                                           ----------

    Total current assets                                       16,011
                                                           ----------

PROPERTY AND EQUIPMENT, net                                    10,613
                                                           ----------

OTHER ASSETS:
  Website development, net                                      4,150
  Deposits                                                      1,302
                                                           ----------

    Total non-current assets                                    5,452
                                                           ----------

Total assets                                               $   32,076
                                                           ==========


          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Loans payable                                            $  120,000
  Due to related party                                          3,035
  Accounts payable and accruals                                24,038
                                                           ----------

    Total current liabilities                                 147,073
                                                           ----------

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value, 50,000,000 authorized,
   22,475,120 issued and outstanding                           22,475
  Additional paid-in capital                                1,928,576
  Deficit acculumated during development stage             (2,066,048)
                                                           ----------

    Total stockholders' deficit                             (114,997)
                                                           ----------

Total liabilities and stockholders' deficit                $   32,076
                                                           ==========




See notes to consolidated financial statements.

                   PRICESTER.COM, INC. AND SUBSIDIARY
                     (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               For the
                                                                             Period from
                                                                             Apr 19, 2001
                              For the Three              For the Nine        (inception)
                               Months Ended              Months Ended             to
                               September 30,             September 30,         Sept 30,
                             2005         2004         2005         2004         2005
                          ----------   ----------   ----------   ----------   ----------
Net Sales                 $    9,266   $    3,032   $   18,455   $    4,028   $   27,553
                          ----------   ----------   ----------   ----------   ----------
Operating expenses:
  Advertising                 13,453       41,254       48,444       68,191      140,147
  Professional fees            4,200       30,794       28,520       53,763      114,659
  Compensation                47,267       78,001      128,623      836,385    1,325,640
  Other selling, general
   and administrative         65,505       75,312      161,784      223,489      507,694
                          ----------   ----------   ----------   ----------   ----------
    Total operating
      expenses               130,425      225,361      367,371    1,181,828    2,088,140
                          ----------   ----------   ----------   ----------   ----------

Loss from operations        (121,159)    (222,329)    (348,916)  (1,177,800)  (2,060,587)
                          ----------   ----------   ----------   ----------   ----------

Other income (expenses):
 Interest income                  32          646          143        1,360        1,663
 Interest expense             (4,096)           -       (6,802)           -       (7,124)
                          ----------   ----------   ----------   ----------   ----------
    Total other income
      (expenses)              (4,064)         646       (6,659)       1,360       (5,461)
                          ----------   ----------   ----------   ----------   ----------

Loss before provision
  for income taxes          (125,223)    (221,683)    (355,575)  (1,176,440)  (2,066,048)
                          ----------   ----------   ----------   ----------   ----------

Provision for income taxes         -            -            -            -            -
                          ----------   ----------   ----------   ----------   ----------

Net loss                  $ (125,223)  $ (221,683)  $ (355,575) $(1,176,440) $(2,066,048)
                          ==========   ==========   ==========   ==========   ==========

Net loss per common share
  - basic and diluted     $    (0.01)  $    (0.01)  $    (0.02)  $    (0.06)
                          ==========   ==========   ==========   ==========
Weighted average number
  of shares outstanding
  - basic and diluted     22,315,196   21,262,250   22,148,965   19,354,395
                          ==========   ==========   ==========   ==========


See notes to consolidated financial statements.

                   PRICESTER.COM, INC. AND SUBSIDIARY
                     (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the
                                                                        Period from
                                                                        Apr 19, 2001
                                                    For the Nine        (inception)
                                                    Months Ended             to
                                                    September 30,         Sept 30,
                                                 2005          2004         2005
                                              ----------    ----------    ----------
                                             (Unaudited)   (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net loss                                    $ (355,575)  $(1,176,440)  $(2,066,048)
                                              ----------    ----------    ----------
  Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciation                                   6,037         9,375        16,769
    Common stock issued for services                   -       725,900       760,150

  Changes in assets and liabilities:
    Prepaid expenses and other                     1,507             -        (1,320)
    Deposits                                       2,145          (175)       (1,302)
    Accounts payable and accrued expenses          8,863        26,837        54,789
    Deferred revenues                               (995)            -             -
                                              ----------    ----------    ----------

      Total adjustments                           17,557       761,937       829,086
                                              ----------    ----------    ----------

Net cash used in operating activities           (338,018)     (414,503)   (1,236,962)
                                              ----------    ----------    ----------

Cash flows from investing activities:
  Website development                                  -       (14,939)      (14,939)
  Purchase of property and equipment                   -       (15,099)      (16,593)
                                              ----------    ----------    ----------

Net cash used in investing activities                  -       (30,038)      (31,532)
                                              ----------    ----------    ----------

Cash flows from financing activities:
  Proceeds from sale of common stock              25,000       457,500       911,100
  Proceeds from loans payable                    262,500             -       262,500
  Repayment of loans payable                      (5,000)            -        (5,000)
  Proceeds from loans payable-related party            -        96,050       111,550
  Proceeds from (payments on) related party
   advances                                        2,000        22,322         3,035
  Due from stockholder                                 -       (10,000)       (5,000)
                                              ----------    ----------    ----------
Net cash provided by financing activities        284,500       565,872     1,278,185
                                              ----------    ----------    ----------

Net increase in cash                             (53,518)      121,331         9,691





                   PRICESTER.COM, INC. AND SUBSIDIARY
                     (A DEVELOPMENT STAGE COMPANY)
  (CONTINUED)    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the
                                                                        Period from
                                                                        Apr 19, 2001
                                                    For the Nine        (inception)
                                                    Months Ended             to
                                                    September 30,         Sept 30,
                                                 2005          2004         2005
                                              ----------    ----------    ----------
                                             (Unaudited)   (Unaudited)   (Unaudited)

Cash - beginning of period                        63,209        77,541             -
                                              ----------    ----------    ----------
Cash - end of period                          $    9,691    $  198,872    $    9,691
                                              ==========    ==========    ==========

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                  $        -    $        -    $      322
                                              ==========    ==========    ==========
    Income taxes                              $        -    $        -    $        -
                                              ==========    ==========    ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services            $        -    $  725,900    $  760,150
                                              ==========    ==========    ==========
  Donated common stock used to
   satisfy payables                           $   25,001    $        -    $   25,001
                                              ==========    ==========    ==========
  Common stock issued for debt and interest  $   143,250    $        -    $  143,250
                                              ==========    ==========    ==========




See notes to consolidated financial statements.

                   PRICESTER.COM, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005


NOTE 1 ? BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form SB-2 of Pricester.com, Inc. and Subsidiary (?our Company" or the ?Company?) as filed with the Securities and Exchange Commission (the ?Commission?). The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

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

Loss per common share
---------------------
Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2005, there were warrants to purchase 2,025,000 shares of common stock, which could potentially dilute future earnings per share.

Stock-based compensation
------------------------
The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (?APB?) Opinion No. 25, ?Accounting for Stock Issued to Employees?, and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, ?Accounting for Stock-Based Compensation? and SFAS 148, ?Accounting for Stock-Based Compensation ?Transition and Disclosure?, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net income and income per share would have been changed to the pro forma amounts indicated below for the nine months ended September 30, 2005 and 2004:

                                                 Nine months ended
                                                   September 30,
                                                 2005         2004
                                              ----------   ----------
  Net loss as reported                        $ (355,575) $(1,176,440)
  Less: total stock?based employee compensation
   expense determined under fair value based
   method, net of related tax effect             (10,000)           -
                                              ----------   ----------
  Pro forma net loss                          $ (365,575) $(1,176,440)
                                              ==========   ==========
  Basic and diluted loss per share:
   As reported                                $     (.02)  $     (.06)
                                              ==========   ==========
   Pro forma                                  $     (.02)  $     (.06)
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

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets". The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS

No. 115, "Accounting in Certain Investments in Debt and Equity Securities". EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company believes that the adoption of this standard will have no material impact on its financial statements.


NOTE 2 ? LOANS PAYABLE

For the nine months ended September 30, 2005, the Company borrowed funds from various entities and individuals amounting to $262,500. The loans bear interest at 5 percent per annum, are unsecured and are due the earlier of (i) December 31, 2005 or (ii) the date the Company receives $1 million of gross proceeds from the sale of its common stock. In September 2005, the Company repaid $5,000 of these loans. Additionally, in September 2005, the Company issued 143,250 shares of common stock at $1.00 per share to loan holders for settlement of $137,500 of this debt and accrued interest payable of $5,750. The fair market value of these shares was based on the most recent selling price of the Company?s shares. As of September 30, 2005, accrued interest payable on the loans amounted to $1,000 and is included in accrued expenses on the accompanying balance sheet.


NOTE 3 ? RELATED PARTY TRANSACTIONS

In 2004, a shareholder received funds from the Company in the form of demand notes bearing no interest. At September 30, 2005, the balance on the amount owed to the Company was $5,000.

Certain officers of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At September 30, 2005, the Company owed these related parties $3,035.


NOTE 4 -  STOCKHOLDERS? DEFICIT

Common Stock
------------
In March 2005, the principle shareholder of the company donated 32,000 shares of common stock (valued at $.79 per share or $25,001) which was used by the company in settlement of accounts payable of $25,001.

In September 2005, the Company issued 143,250 shares of common stock doe settlement of loans payable of $137,500 and accrued interest of $5,750.

Stock Options
-------------
In March 10, 2005, the Company issued to a corporate officer, options to purchase 1,000,000 shares of restricted common stock at an exercise price $.40 per share, expiring within one year of the effective date of the registration.

Stock option activity for the nine months ended September 30, 2005 is summarized as follows:

                                                            Weighted
                                                             average
                                                Number      exercise
                                              of shares       price
                                              ----------   ----------
  Outstanding at December 31, 2004             1,025,000   $     0.40
    Granted                                    1,000,000         0.40
    Exercised                                          -            -
                                              ----------   ----------
  Outstanding at September 30, 2005            2,025,000   $     0.40
                                              ==========   ==========

The following table summarizes the Company's stock warrants outstanding at September 30, 2005:

                                      Options outstanding
                                        and exercisable
                                   -------------------------
                                     Weighted       Weighted
      Range of                        average        average
      Exercise                      remaining      exercise
       Price          Number          life           price
     ----------     ----------     ----------     ----------
     $     0.40      2,025,000    1 year after          0.40
                                   effective
                                 registration


NOTE 5 ? GOING CONCERN CONSIDERATIONS

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during development stage of $2,066,048, a working capital deficit of $131,062 at September 30, 2005, had net losses for the nine months ended September 30, 2005 of $355,575, and cash used in operations during the nine months ended September 30, 2005 of $338,018. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company?s daily operations. During the nine months ended September 30, 2005, the Company borrowed $262,500 for working capital purposes and sold common shares for net proceeds of $25,000. Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company?s ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

NOTE 6 ? SUBSEQUENT EVENTS

In October 2005, the Company issued 75.500 shares of common stock at $1.00 per share to loan holders for settlement of $75,000 in loans payable and accrued interest payable of $500.

In October 2005, the Company sold 15,334 shares of common stock for proceeds of $12,000.

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

Going Concern
-------------
As reflected in the accompanying consolidated financial statements, we had a deficit accumulated during development stage of $2,066,048, a working capital deficit of $131,062 at September 30, 2005, had net losses for the nine months ended September 30, 2005 of $355,575, and cash used in operations during the nine months ended September 30, 2005 of $338,018. While we are attempting to increase sales, the growth has not been significant enough to support the Company?s daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

Results of Operations
---------------------
Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Net sales for the nine months ended September 30, 2005 were $18,455 as compared to net sales of $4,028 for the nine months ended September 30, 2004, an increase of $14,427 or approximately 358 percent. We are continuing to create customer awareness for our products.

Total operating expenses for nine months ended September 30, 2005 were $367,371, a decrease of $814,457, or approximately 69 percent, from total operating expenses in nine months ended September 30, 2004 of $1,181,828. This decrease is primarily attributable to:
   - a decrease of $19,747, or approximately 29 percent, in advertising expense incurred to promote our website and products. The decrease was attributable to decreased spending due to limited financial resources;
   - a decrease of $25,243, or approximately 47 percent, in professional fees incurred in connection with our SEC filings;
   - a decrease of $707,762, or 85 percent, in compensation expense to $128,623 for the nine months ended September 30, 2005 as compared to $836,385 for the nine months ended September 30, 2004. This decrease is a result of a decrease in stock issuances to employees and officers during nine months ended September 30, 2005 of $725,900 offset by increases in overall compensation expense due to increased staff.
   - a decrease of $61,705, or approximately 27.6 percent, in other selling, general and administrative expenses as a result of cost cutting measures.

We reported a loss from operations of $348,916 for nine months ended September 30, 2005 as compared to a loss from operations of $1,177,800 for nine months ended September 30, 2004. Although there can be no assurances, we anticipate that during the fiscal year ending December 31, 2005 our ongoing marketing efforts will result an increase in our net sales from those reported in fiscal 2004. To support these increased sales we anticipate that our operating expenses will also increase during the fiscal year ending December 31, 2005 as compared to the fiscal 2004. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

Total other expense increased $8,019, or approximately 590 percent, for nine months ended September 30, 2005 as compared to nine months ended September 30, 2004. Included in this net increase is:
   - a decrease in interest income of $1,217 for the nine months ended September 30, 2005 which was attributable to the reduction in our cash balances;
   - an increase of $6,802, or 100 percent, in interest expense for the nine months ended September 30, 2005 as compared to nine months ended September 30, 2004 which reflects an increase in our borrowings.

We reported a net loss of $355,575 or $(.02) per share for the nine months ended September 30, 2005 as compared to a net loss of $1,176,440 or $(.06) per share for the nine months ended September 30, 2004.

Liquidity and Capital Resources
-------------------------------
During the nine months ended September 30, 2005, we borrowed $262,500 from various parties for working capital purposes. The loans bear interest at 5 percent per annum, are unsecured and are due the earlier of (i) December 31, 2005 (extended from August 31, 2005) or (ii) the date the Company receives $1 million of gross proceeds from the sale of its common stock. In September 2005, we repaid $5,000 of these loans. Additionally, in September 2005, we issued 143,250 shares of common stock at $1.00 per share to loan holders for settlement of $137,500 of this debt and accrued interest payable of $5,750. Subsequent to the period, we issued 75,500 shares of common stock for settlement of $75,000 of these loans and accrued interest of $500.

Upon effectiveness of our registration statement, we plan on raising capital to repay these loans and for working capital purposes.

Net cash flows used in operating activities for the nine months ended September 30, 2005 was $338,018 as compared to $414,503 for the nine months ended September 30, 2004 and was primarily attributable to our net losses.

We reported net cash flows used in investing activities of $0 for the nine months ended September 30, 2005 as compared to net cash used in investing activities of $30,038 for the nine months ended September 30, 2004, a decrease of $30,038. In the 2004 period, we invested in property and equipment and our website. In the 2005 period, we did not invest in any property or equipment.

Net cash flows provided by financing activities was $284,500 for the nine months ended September 30, 2005 as compared to net cash provided by financing activities of $565,872 for the nine months ended September 30, 2004, a decrease of $281,372. For the nine months ended September 30, 2005, we received proceeds from loans of $262,500, proceeds from the sale of common stock of $25,000, and proceeds of $2,000 from related party advances. Additionally, we repaid loans payable of

$5,000. For the nine months ended September 30, 2004, we received proceeds from the sale of common stock of $457,500 and from related party advances of $118,372 offset by the advances to shareholders of $10,000.

We reported a net decrease in cash for the nine months ended September 30, 2005 of $53,518 as compared to a net increase in cash of $121,331 for the nine months ended September 30, 2004. At September 30, 2005 we had cash on hand of $9,691.

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

There was no change in the Company's internal control over financial reporting identified in connection with our evaluation that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In September 2005, we issued 143,250 shares of common stock for settlement of loans payable of $137,500 and accrued interest of $5,750.


Item 3 - Defaults Upon Senior Securities

None


Item 4 - Submissions of Matters to a Vote of Security Holders

None


Item 5.  Other Information

None

Item 6.  Exhibits

     31.1  Certification of the Chief Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

     31.2  Certification of the Chief Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2  Certification of Chief Financial Officer Certification
pursuant to Section 906 of the Sarbanes-Oxley Act of  2002










                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Pricester.com, Inc.





                                       By: /s/ Joe Puentes
                                       ------------------------------
     November 14, 2005                 Joe Puentes
                                       Chief Executive Officer