Form 10KSB
period 2005-12-31
Pricester.Com, Inc.
filed 2006-04-26
CIK 1302913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                   For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                       Commission file number: 333-118993


                               PRICESTER.COM, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                   Nevada                                   41-2137356
     -------------------------------                    -------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)


         3900 Hollywood Blvd., Suite 203
                Hollywood, Florida                             33021
     ----------------------------------------                ----------
     (Address of Principal Executive Offices)                (Zip Code)


Issuer's Telephone Number: (954) 272-1200
                           --------------


Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----


Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


The issuer's revenues for the fiscal year ended December 31, 2005 was
$23,302.00

The aggregate market value of the issuer's common equity held by non-affiliates, as of March 31, 2006 was $ 943,869.40.


As of March 31, 2006, there were 23,205,967 shares of the issuer's common equity outstanding.


Documents incorporated by reference: None


Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----
PART I

     Item 1.   Description of Business...................................... 1

     Item 2.   Description of Property...................................... 22

     Item 3.   Legal Proceedings............................................ 22

     Item 4.   Submission of Matters to a Vote of Security Holders.......... 22


PART II

     Item 5.   Market for Common Equity, Related Stockholder Matters and
               Purchases of Equity Securities............................... 22

     Item 6.   Management's Discussion and Analysis or Plan of Operation.... 23

     Item 7.   Financial Statements......................................... 30

     Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..................................... 30

     Item 8A.  Controls and Procedures...................................... 30

     Item 8B.  Other Information............................................ 31


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act............ 31

     Item 10.  Executive Compensation....................................... 33

     Item 11.  Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters................... 35

     Item 12.  Certain Relationships and Related Transactions............... 36

     Item 13.  Exhibits..................................................... 37

     Item 14.  Principal Accountant Fees and Services....................... 38

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview
--------

Pricester.com, Inc. was originally incorporated in the State of Nevada on March 19, 1998 under the name Business Advantage No. 22, Inc. Due to non-filing of annual reports, the corporate charter of Business Advantage No. 22, Inc. was revoked. In June 2004, Business Advantage No. 22, Inc. was reinstated. On June 4, 2004, Business Advantage No. 22, Inc. entered into an Agreement and Plan of Reorganization with Pricester.com, Inc., a Florida Corporation ("Pricester Florida") to merge Pricester Florida into Business Advantage No. 22, Inc. On June 4, 2004, in anticipation of the merger, the name of Business Advantage No. 22, Inc. was changed to Pricester.com, Inc.

On February 9, 2005, pursuant to Articles of Merger, shareholders of Pricester Florida received 21,262,250 common shares of Business Advantage No. 22, Inc. on a basis of a one for one exchange for their common shares. Pricester.com, Inc., formerly Business Advantage No. 22, Inc., was the surviving corporation. The articles of merger were filed with the states of Nevada and Florida. The number of common shares held by Pricester Nevada before the merger was 1,044,620.

In conjunction with the merger transaction, Pricester Florida entered into an agreement with Taking a Company Public, an entity controlled by Dennis Jordan. These services include advisement in all administrative, legal and financial aspects of going public. Pursuant to the agreement, Taking a Company Public will receive consulting fees of $80,000 of which $45,000 has been paid to date. The agreement shall terminate when the newly merged Pricester Nevada is fully trading on the NASD Bulletin Board.

Neither Pricester Nevada nor Pricester Florida paid consulting fees, finder's fees or any other fees in exchange for services related to the reorganization.

Pricester Nevada was the acquirer for legal purposes and Pricester Florida was the acquirer for accounting purposes. The transaction was accounted for as a reverse acquisition.

Prior to the merger with Pricester Florida on February 9, 2005, Pricester Nevada had no significant operations and had no control over the operations of Pricester Florida.

Pricester.com, Inc. is a development stage company and has a lack of material revenues. Our products and services have been active since January 2004 and have only generated revenue of $23,302 for the year ended December 31, 2005 and $9,098 for the year ended December 31, 2004. We have yet to generate substantial revenue because our primary marketing objective has been to first build a large gathering of web based vendors, traditional small businesses, and established national retailers, to offer a diverse and extensive variety of goods and services. We have attracted upwards of 10,810 websites to date with over 134,674 item listings. We expect to list upwards of 250,000 products in the next 90 days.

As we acquire new relationships with retailers and attract more small businesses to the site, more and more products and services as well as vendor websites will be listed on our site. Once these product offerings are in our system and additional vendors are in place ready to open their doors to the public, we will follow up with the implementation of marketing strategies that include national television, radio and Internet marketing designed to bring the buyers and the sellers together.

We operate www.Pricester.com, which is an e-commerce website that enables any business of any size or individual to establish a fully functional online retail presence with no upfront costs or investment or in-house technical skill. Our website, www.Pricester.com is an Internet marketplace which allows vendors to host their website with product and service listings and promote them to a global community 24 hours a day through our network. Additionally, Pricester.com allows consumers to search for products and services that are listed on our network and locate vendors, purchase items, post bids or trade items. We currently have over 27,442 members of which 10,810 have setup websites.

Our Products & Services
-----------------------

Our revenue model is based upon selling Pricester Custom Designed Websites and collecting transaction and hosting fees. We have yet to generate substantial revenues in transaction fees because our primary marketing objective has been to first build a large gathering of web-based vendors in order to attract the consumer.

Although we average over 90,000-100,000 visitors a month and over 3,000,000 page hits per month primarily from the United States, this is an extremely small amount compared to our competitors. According to www.statbrain.com, Yahoo receives an average of 2,852,912,100 visitors per month and Ebay receives an average of 2,009,982,330 visitors per month. A visitor coming to a web site may access one or many web pages on a site, creating multiple page views. A hit means a single request from a visitor for a single item from a web server. As a result, in order for a visitor to display a page that contains 3 graphics, 4 hits would occur at the server, 1 for the HTML page and one for each of the 3 graphics. One visitor to our site can create many hits per visit to the site. Additionally, a majority of our traffic is untargeted due to the use of general search words with only approximately 200 visitors per day targeted to our marketing materials. Further, up to 40% of our targeted traffic are foreign visitors unable to use our system as the current system only supports United States currency.

Members must comply with our site's terms and conditions or their listings can be revoked and repeated offenders could be banned from the site indefinitely.

For the retailers, service businesses and individual collectors and hobbyists in the United States without a web presence through which they can sell their products or services online, Pricester Nevada, offers an affordable, easily implemented solution.

Setting up a retail website involves many complex tasks that have to be bought from outside vendors unless the retailer possessed the required array of diverse technical skills or software. For most small businesses and individuals, as well as many medium sized companies, programming tasks and the costs associated with creating a retail website have been overwhelming and easily outweighed any potential additional business that could be realized online or they had to sell their merchandise through fee-based sites like Ebay and Yahoo.

Even though our revenues for the years ended December 31, 2005 and 2004 were minimal, American consumers in the third quarter of 2005, spent $22.3 billion buying goods online. Based on recent U.S. Census Bureau statistics, this seemingly large figure represents a miniscule 2.3 percent of total U.S. retail sales for the period. Based on in-house research, virtually all major retailers, from the major department store companies to electronic and apparel retailers, maintain a presence online with easy-to-use, comprehensive web shopping sites. Small, owner-operated businesses, the largest component of America's retail industry, have only a minor presence on the web. We believe the likely reason is that establishing a fully functional e-commerce website on which:

         -  merchandise can be viewed and selected,
         -  shopping carts filled,
         -  credit card transactions executed,
         -  orders automatically confirmed, and
         -  shipping tracked which can be a complicated and costly endeavor.

For the businessperson or individual hobbyist too busy to bother even with the ease of our website construction wizard, our website designers will create a fully functional retail site for them for a fee ranging from $29.95 setup fee to approximately $2,500.00. Hosting fees apply ranging from $8.95 to $49.95. If a vendor already has a recognizable or valuable domain name, it can use that address or an existing website page to seamlessly deliver the shopper to its full-featured retail transaction website using Pricester.com.

The transaction fee to the retailer, or seller, is a nominal fee on each completed transaction, which can range from 1 percent to 4 percent of the value of the transactions.

In addition, by allowing visitors to find products and services they are seeking through various search criteria, including zip code, www.Pricester.com is a virtual shopping mall that can be as national or local as the visitor decides. A visitor to www.Pricester.com, for example, can find a service such as a roofer or dry cleaner near their home, or, when location is not an issue, such as when shopping for power tools or electrical fixtures, they can search from among vendors around the country.

The virtual mall (or community) character and structure of our website with selling, auction, reverse auction and barter transactions all accessible at one address, means that visitors have a choice of transaction modes, and that vendors, large and small, have an equal chance of having their offerings being seen by the universe of visitors coming to the site.

The following is a summary of the products and services currently offered or in development. A further discussion of each product and service follows.

Products and Services      Status                Fees                                      Launched
-----------------------    ------------------    --------------------------------------    --------
Pricester (do it
  yourself) Website        Active                $0                                        Jan 2004
Store                      Active                $0 listing fee - 1-4% transaction fee*    Jan 2004
Barter                     Active                $0 listing fee - 1-4% transaction fee*    Jan 2004
Auction                    Active                $0 listing fee - 1-4% transaction fee*    Jan 2004
Wanted                     Active                $0                                        Jan 2004
Request for Quote          Active                $0 listing fee - 1-4% transaction fee*    Jan 2004
Zip code search            Active                $0                                        Jan 2004
Pricester Custom
  Designed Websites        Active                $29.95 setup - $2,500.00                  Feb 2006
Pricester Hosting          Active                $8.95-$49.95                              Feb 2006
Pricester Travel           Active                Fees charged by World Choice Travel              -
Affiliates Program         Active                $0                                        Jan 2004
Pricester Tools Payment
   System                  Active                $0                                        Jan 2004
Pricester Search Engine
   Wizard                  Active                $0                                        Jan 2004
Pricester Community        Active                $0                                        Jan 2004
Lead Generation Program    In development        Not yet determined                        Unknown
Bold Listings              Active                $.50 per item                             Jan 2004
Highlight Option           Active                $1.00 per item                            Jan 2004
Special Icon               Active                $.50 per item                             Jan 2004
Featured Listing           Active                $1.00 per item                            Jan 2004
Premiere Listing           Active                $5.00 per item                            Jan 2004
Category Banners           Active                $50.00 per month                          Jan 2004
Specialty Stores           future development    Not yet determined                        Unknown

_________

* The 1-4% sliding scale operates as follows:

         o Transactions ranging from $.01 through $400 are charged at 4% of the transaction

         o Transactions ranging from $400.01 through $1,000 are charged at 3.25% of the transaction

         o Transactions ranging from $1000.01 through $5,000 are charged at 3% of the transaction

         o Transactions ranging from $5,000.01 through $50,000 are charged at 1.5% of the transaction

         o Transactions ranging from $50,000.01 through $1,000,000 are charged at 1% of the transaction

We will generate revenues through the following sources:

         o Store Transaction Fees. A sliding scale transaction fee on the dollar amount of the successfully completed auction of an item ranges from a low of 1% for items over $1,000 to 4% for items less than $25 in value.

         o Store Listing Fee. There are no listing fees for items listed in the Pricester Store system.

         o Auction Transaction Fees. A sliding scale transaction fee on the dollar amount of the successfully completed auction of an item ranges from a low of 1% for items over $1,000 to 4% for items less than $25 in value.

         o Auction Listing Fee. Currently there are no listing fees for auction items.

         o Barter Transaction Fees. A sliding scale transaction fee on the dollar amount of the value specified for a successfully completed barter of an item that ranges from a low of 1% for items over $1,000 to 4% for items less than $10 in value.

         o Barter Listing Fee. Currently there are no listing fees for barter items.

         o Bold Listings - An added feature that makes the vendors listing more attractive to the eye, which will attract more consumers to the listing(s). We will charge $.50 per auction item or $.50 per month per listed store item.

         o Highlight Option - An item is shown with a special background color of consumer's choice on the listing pages. We will charge $1.00 per auction item or $1.00 per month per listed store item.

         o Special Icon - A choice of icon will get listed alongside the auction title. We will charge $.50 per auction item.

         o Featured Listing. The listing is displayed above all other listings at the top of their respective categories, and any matching search results. We will charge $1.00 per auction item or $1.00 per month per listed store item.

         o Premiere Listing - When displayed in listings, a premiere item displays the associated premiere icon next to the item. Most importantly, premiere listing will also be displayed on the main auction entry page at some point, regardless of which category or subcategory. We will charge $5.00 per auction item or $5.00 per month per listed store item.

         o Category Banners - These banners can be purchased for each category item. We will initially charge $50.00 per month per category. We will charge more per month per category and receive additional revenue from a banner rotation service.

         o Specialty Stores - We will also introduce specialty stores which will be catered to industries, allowing certain built in features to be included with the website.

         o Pricester Custom Designed Websites - We will design and install fully functional informational or e-commerce enabled websites for fees ranging from $29.95 to $2,500.00. Hosting fees ranging from $8.95 to $49.95 apply.

The amount of revenue from the products and services cannot be quantified any further than the % since each transaction fee will related directly to the cost of the item sold, bartered, etc.

         PRICESTER (DO IT YOURSELF) WEBSITE: Our do it yourself website allows any business or aspiring business person, even a hobbyist with a handful of items to sell, to set up a customized, fully functional retail outlet. The Pricester (do it yourself) website is a content driven web site with a built in shopping cart (e-commerce) that eliminates the need for a web-designer and the associated costs.

Through our website, all these tasks can be accomplished by anyone with a personal computer, an Internet connection and something to sell online.

An entire functioning retail site can be set up on www.pricester.com using the site's array of menu driven, user-friendly website construction tools. We provide the new "e-tailer" with everything an e-commerce site needs to execute and process orders, including:

         o  integration of a payment system,
         o  customer order tracking and
         o  shipping calculators.

Our site will also calculate shipping costs via an array of alternative shipping methods and carriers. All the e-tailer has to do is fulfill the order by shipping the goods to the customer.

The Pricester Store enables the e-tailer to manage:

         o  the progress of sales,
         o  payment status,
         o  shipping status,
         o  confirmations and cancellations and
         o  includes email notification to their customers.

         STORE: Store items are listed in the Pricester.com network as new or used with a fixed price attached.

         BARTER: Single or multiple items, products or services are traded or bartered for products or services. When a member lists a barter transaction they are asked to list an approximate value for the listed item. It is this value we use to charge the 1-4% transaction fee when a trader has been located.

         AUCTION: We conduct real-time online auctions where sellers list their products or services. Consumers then bid competitively on the item of interest. The highest bidder at the close of the auction is determined the winner and must pay the seller the price as indicated in the winning bid.

We utilize technology that enables both seller and bidder to actively view the auction in progress seeing the bid time remaining as it changes without refreshing your screen.

         WANTED: Item Watch is a feature that allows consumers to inquire about a specific item, product or service without making a purchase commitment. We actively search our databases periodically to find new listed items. When a match is found an email alert is then sent to the consumer along with a link to the seller of the product.

         REQUEST FOR QUOTE: We recognize the need for requesting estimates on products or services. This tool allows both consumers and businesses to request quotes without any commitment to the other party.

         REGION OR ZIP CODE SEARCH: A search is conducted to find local vendors by region or zip code area who provide a specific item, product or service. The results will list the name and location(s) of Pricester.com sellers who offer the item, product or service.

         PRICESTER CUSTOM DESIGNED WEBSITES: Pricester Custom Designed Websites are informational and/or e-commerce enabled websites or personal web stores that are designed and installed for a one-time setup fee ranging from $29.95 to $2,500.00. Hosting fees ranging from $8.95 to $49.95 apply. Fees related to the maintenance and/or hosting of the website will need to be paid to us.

Our technical staffers design and install Pricester Customized Websites that includes formatting the text for pages such as but not limited to:

         o  Formatting the text for pages such as: Home Page, About Us Page,

         o  Contact Page and a Privacy Statement

         o  Setup of your payment and shipping details page

         o Conversion of your company logo and slogan/banner into a digital image format

         o Integration of pictures and details of your first 10 products and services.

         o Integration of a website payment system (Pay Pal) enabling you to accept all major credit cards.

         o Configuration of your website manager, which manages your orders and items.

         o Registration of a personalized domain name that will allow for promotion of personalized domain name easily to friends, relatives and customers. Example: www.yourname.com

The website will have the ability to:

         o  auction
         o  buy
         o  sell
         o  post items
         o  barter and trade with no listing or programming fees.

We developed this program to respond to the needs of people who lack experience in developing websites, computer use or time.

         PRICESTER TRAVEL: A complete online travel reservation service.

         Consumers can make reservations at:

         o  more than 57,000 hotels and resorts worldwide,
         o  28 car rental companies,
         o  all major cruise lines and
         o  hundreds of airlines.

The site also offers 500 golf vacations and insurance from the leading travel insurance companies. Added features include the Family Friendly Travel Guide that caters to families with young children or pets and the 360 degree Virtual Tour that allows travelers to plan their entire cruise vacation.

         AFFILIATES PROGRAM: Our Affiliates Program pays 10% to the affiliate on all the fees we collect from new members transaction fees. When a member refers another member to Pricester.com, they become the affiliate of the new member.

If the new member incurs transaction fees on Pricester.com and completes a payment, 10% of the collected payment will be credited to the affiliates account.

This transaction takes place as follows:

         o  Member A refers member B using in house affiliate program

         o  Member B incurs fess for Pricester.com services

         o Member B makes payment to their account and at that moment 10% of the fee collected by us is credited to Member A's account on Pricester.com. Once the member has $25 or more credit in their account, they can request a payment from us via check by mail.

         PRICESTER TOOLS PAYMENT SYSTEM: Pricester Stores are capable of accepting credit cards and checks immediately after setting up their Pricester Store. All Stores have the option of using PayPal for their e-commerce transactions. We have an oral agreement with PayPal to provide these services to Pricester Stores, if desired. PayPal takes only minutes to setup with a bank account to receive payments. PayPal is a registered payment company. PayPal fees are billed separately.

Pay Pal collects the payments from the consumers and deposits them into the vendor's bank account. Members are required to have a Pay Pal account to utilize the Pricester Nevada website e-commerce feature. When a customer exits the Pricester.com shopping cart, the total value and vendor Pay Pal ID is passed to PayPal for payment processing. Pay Pal charges the vendor payment transaction fees that are automatically deducted from the amount collect by PayPal. Once the transaction is confirmed by the vendor, a transaction fee is charged to the members account. Routine billing processes are performed on the www.Pricester.com site and the members are billed for the transaction and optional listing fees they have incurred.

         PRICESTER.COM SEARCH ENGINE: An e-commerce web portal connecting consumers, retailers and wholesalers to a proprietary network. Pricester.com provides complete integration of buyer and seller, bringing the consumer/business directly to the seller's site.

         WIZARD: Pricester Wizard is a guided tour that walks members through the process of:

         o  creating websites,
         o  listing items, and
         o  managing their Pricester website

         PRICESTER COMMUNITY: An online forum dedicated to providing answers to questions about:

         o  sales,
         o  purchases,
         o  shipping tips and
         o  experiences between current members.

         LEAD GENERATION PROGRAM. Currently in development, the lead generation feature or program is based on leads provided through the Pricester network. These leads are defined by the category they are listed under. The member is prompted with an option to agree on a predetermined price per lead that they will be charged when a referral has been collected and delivered to their e-mail address. The referral is considered to be lead based when a member receives an authorized discount or bonus by e-mail that was provided by the host service provider. To indicate the presence of the lead generation feature, the template will include a button, banner or other activation image on the homepage of the vendor's site or through a search query or directory browse, which identifies the presence of a discount upon activation of the image, for example, the words "Click here to receive bonus/discount". When a customer clicks on this image they are given the details of the bonus/discount and an online form to fill out. They can then sign up as a member of the system to receive benefit. The customer enters their contract information such as their address, phone and e-mail on the form. Once the member confirms the authenticity of this information, an email is sent to the customer with the bonus/discount details attached. An email is also sent to the vendor/member with the information about the lead and the fee charged to their account. Subsequently, the host network applies a charge to the vendor/member account equal to the amount of referral fee for the lead. While this feature was created to satisfy a need in the online service industry, it is not limited to service providers and can used for offering discounts and promotions for product related items.

         SERVICE INTERRUPTIONS AND DELAYS. Our service interruptions and delays have been due to limited hardware and software resources. These equipment failures that resulted in delays for approximately 30 minutes each time. These delays have occurred on two separate occasions. We have added additional developmental servers for testing beta version enhancements. We have also added a database server with more capacity to handle the growing number of search queries on the site.

In order to decrease the down time, we have added redundancy equipment to our network that provides alternative equipment to be used in the event of hardware failure. This equipment includes multiple server, raid drives (multiple hard drives) and rotational backups of our system and services.

         COSTS OF OPERATION. In order to provide the above services, we currently employ personnel for management, customer support, technical support, Internet marketing and web design and contract for sales personnel. We also lease the appropriate hardware and support the continued development of our software that runs our web based services. To provide all of the services listed above, our monthly expenses are approximately $34,752. The breakdown of the $34,742 is as follows:

Payroll & Taxes ..........................     $21,676
Rent .....................................       2,826
Electric .................................         300
Telecommunications .......................       1,000
Ongoing development With Xcent ...........       1,000
Network maintenance ......................       1,000
Internet marketing .......................         500
Travel & Entertainment ...................         500
Accounting services ......................       1,500
Advertising ..............................         750
Office supplies ..........................         250
Postage ..................................         100
Legal ....................................       1,500
Insurance ................................       1,840
                                               -------
                                               $34,742
                                               =======

We intend to give 10% of any net profits to charity. A list of charities has not yet been compiled. This donation program will commence in the second half of 2006.

PRICESTER PROGRAMS

         NATIONAL SCHOOL PROGRAM: A four hour course that educates and demonstrates the power of e-commerce. The students will learn how to conduct business using the Internet. It teaches how to convert a hobby into a business and sell unwanted items. At the end of the course each student will have constructed a fully functional website that is e-commerce enabled, operational and ready to do business.

         NON-PROFIT/CHARITABLE: Gives churches, synagogues and fundraisers an opportunity to generate income for their organization by selling and auctioning donated items from their members and communities online.

REVENUE STREAMS

Although most of our products and services have been active since January 2004, we have not generated significant revenues. This is directly related to the number of vendors (currently 10,810) listing over 134,674 items. During 2006, we will commence marketing our Website design services and hosting plans. As the number of vendors increases and marketing commences, the number of visitors to our website should increase and our revenue stream should increase significantly with collected fees and monthly hosting fees.

To date, we have focused on bringing vendors (members) to populate the site in order that consumers can visit a populated community. Once the site has been populated to a sufficient degree, we will introduce a marketing campaign to bring the buyer and seller together.

We intend to track revenues by category if our revenues increase. Our revenues have been generated by approximately 99 Pricester Website sales, miscellaneous service and transaction fees of $23,302 for the year ended December 31, 2005 and by 45 Pricester Website sales for the year ended December 31, 2004. To date, no marketing funds have been expensed to bring consumers to the site. We estimate this will start in the first half of the 2006.

In order to successfully expand our number of users of our electronic commerce services, we must employ significant monetary resources to the consistent development of applications and innovative tools to assist the buyers and sellers experience.

Intellectual Property and Proprietary Rights
--------------------------------------------

We currently utilize proprietary software to support our Internet platform and proprietary processes and procedures related to customer acquisitions. We protect our intellectual property through existing laws and regulations and by contractual restrictions. We attempt to protect our technology and trade secrets through the use of:

         -  confidentiality and non-disclosure agreements,
         -  trademarks,
         -  patents, and
         -  by other security measures.

Trademarks have been filed under Pricester.com and Pricester Store "e-commerce for all...," garagesalesanywhere.com. We are preparing several other variations to be trademarked.

On December 8, 2003, a provisional patent Application No: 60/527/873 under the names of Bernard Gutman and Joe Puentes, officers and directors of Pricester Nevada was filed with the United States Patent Office covering our Automated Templated Based e-commerce system including the Lead Generation Program which is in development. A provisional patent allows filing without a formal patent claim, oath or declaration or any information disclosure statement, provides the means to establish an early effective filing date and allows the term "Patent Pending" to be applied. A provisional patent allows an applicant up to a year in which to file the actual patent. We filed a US Patent Application - Serial No:
10/988,747 on November 15, 2004. No update on the status of the patent application has been made available by the US patent office as of the date of this annual report. Messrs. Gutman and Puentes have entered into a written agreement assigning Pricester.com, Inc. any and all rights of the provisional patent for no consideration.

Pricester domain names have been secured under the variations:

         -  pricester.com, .net, .us, .ca (Canada).

Also secured:

         -  your free webstore.com,
         -  pricebarter.com and
         -  pristore.com.

Marketing Strategies
--------------------

We intend to establish a national market presence using the following approaches in order to gain brand awareness:

Conducting public relations campaign using

         o  television
         o  radio
         o  press releases
         o  Internet marketing
         o  newspaper and magazines

On March 15, 2004, we entered into a public relations agreement with Proby Associates, Inc. to provide public relations services. The term of the agreement was six months with an additional six months on mutual agreement of the parties. We paid Proby Associates, Inc. an aggregate of $35,000 in cash ($17,500) and stock ($17,500) for their services through September 15, 2004. We owe Proby Associates, Inc. $5,000 per month for the second six months of services in cash or in stock. No additional payments directly from Pricester Nevada have been made to date. In March 2005, Joe Puentes, an officer and director of the Company transferred 32,000 common shares held by him to Proby for services rendered from September 15, 2004 through March 15, 2005. In order not to increase the number of outstanding common shares of the Company, Mr. Puentes agreed to pay Proby with the Company's common shares held by Mr. Puentes personally. There are no amounts owed to Mr. Puentes for his actions. The Proby contract was not extended and no further payments are due and owing.

We intend to target college students and non-profit groups.

On March 10, 2005, we entered into an advertising agreement with MoreMedia Direct for the development of a per-inquiry advertising campaign for our infomercial relating to Pricester Complete. MoreMedia Direct will receive $79.98 net per sale generated by MoreMedia Direct's Per Inquiry network. In addition, MoreMedia Direct will receive one share of Pricester Nevada stock for every sale generated either by Pricester Nevada's call center or salesmen for the life of the media relationship. The agreement requires a deposit of $3,999, which represents a pre-payment of 50 orders. This payment is to be made in 2 parts, $2,000 that was deposited immediately and the $1,999 to be deposited once the first airing is in place. The Company and MoreMedia Direct reserve the right to discontinue the campaign at any time with thirty days prior written notice. MoreMedia Direct has negotiated PI spots on various networks. This program is on hold until we successfully reach an agreement with a call center. We also intend to secure PI (Per Inquiry) deals with television, radio, newspapers and magazines on a commission only basis. These deals will not require commission payments unless they generate sales.

Third Party Providers
---------------------

CI Host.com, a web hosting company provides us the hardware and software to run our portal. They also provide ongoing phone support and hardware maintenance and replacement in the event of failure. We have orally renewed a 12 month lease starting as of April 8, 2005. This lease automatically renews every year. Our monthly lease is $509.00. CI Host's Terms and Conditions of Use provide for discontinuation of services or denial of use by CI Host at any time if we were to engage in unacceptable uses or cause harm to the server or a customer.

On July 12, 2004, we entered into a written agreement with Professional Microsystems Incorporated D/B/A as Xcent for the development of our web based applications. We orally agreed that any work order we submit, based on our needs to develop and improve our current portal, is provided at the rate of $90 per man hour. Currently, we owe Xcent for ongoing work orders a balance of $6,052.50. We may terminate any open work order by written notice to Xcent. Xcent will be reimbursed for costs expended to date and other costs resulting from the termination. We may also terminate the agreement for default if Xcent becomes involved in bankruptcy or other legal proceedings that in our opinion interferes with the performance of services or if Xcent fails to perform under the agreement and does not cure within ten days after receipt of written notice from Pricester Nevada.

On June 11, 2004, we entered into a written agreement with World Choice Travel whereby World Choice granted us a non-transferable, non-exclusive, limited, revocable right and license to publicly display the link for our members to a web site hosted by World Choice, access publicly display and use the retrieved data and, if applicable, use the Interface and related documentation.

The Reservation Services shall be the exclusive on-line hotel, last minute or spontaneous deal, and packaging reservation service. We must place the Link and/or the Retrieved Data in a prominent position on the Web Pages, and to use due diligence to promote the Web Site.

World Choice may terminate the agreement immediately and without prior notice upon termination of any agreement with World Choice's suppliers. Further World Choice may suspend or terminate the agreement, access to all or any portion of the Reservation Services and/or the licenses immediately and without prior notice:

         a) in the event that we earn commissions totaling less than fifty dollars for six consecutive months at any time after an initial six months period, or

         b) it has been determined or alleged that there is an infringement of intellectual property rights, a violation of the agreement, or unauthorized improper or illegal uses not authorized by the agreement.

Either party has the right to terminate the agreement after a material breach of the agreement by the other party that has not been cured within thirty days of written notice.

We shall earn commissions for each sale of a product or service made by an end user through World Choice's Reservation Services via online and, if available, via the customer call concept. We shall receive commission payments from World Choice based on a varying percentage commission structure ranging from:

         - 2.5% to 5% of net gross sales for last minute deals and custom trip reservation services;

         - 30% to 60% of the fees World Choice collects or 6% to 10% of net gross sales for hotel bookings depending on the type of booking; and

         - set commissions ranging from $5.00 to $7.50 for air, golf, cruise, travel insurance reservation services and 50% of the fees World Choice collects for car rental.

To date, we have not received any commissions under this agreement. The travel sector is not our main focus and will require target marketing to travel consumers that is not yet in place. There can be no assurance that World Choice will not terminate the agreement due to the lack of commissions. Management is of the opinion that a termination of this agreement would not have a material negative effect and that similar terms could be obtained with other reservation services companies.

Insurance
---------

We have in force workman's comp and general liability insurance. We currently have Directors and Officers' insurance for which we pay $1,408 per month.

Competition
-----------

We compete with many other providers of online web hosting, Internet marketplace, travel service and electronic commerce services. As we expand the scope of our Internet offerings, we will compete directly with a greater number of Internet sites, media companies, and companies providing business services across a wide range of different online services, including:

         o companies offering communications, Web search, commercial search, information, community and entertainment services and Internet access either on a stand alone basis or integrated into other products and media properties;

         o vertical markets where competitors may have advantages in expertise, brand recognition, available financial and other resources, and other factors;

         o  online employment recruiting companies; and

         o  online merchant hosting services.

In order to compete effectively, we may need to expend significant internal engineering resources or acquire other technologies and companies to provide or enhance our capabilities.

Companies such as Yahoo, Amazon and Ebay may have a competitive advantage because they have greater access to content, maintain billing relationships with more customers and have access to established distribution networks.

There are various competitors who allow vendors to sell their items online including Yahoo, Amazon and Ebay. Although most charge ongoing fees including monthly fees and transaction fees, they have an established customer base and instant market recognition. These competitors have greater access to content and maintain billing relationships with more customers and have access to established distribution networks. For the year ended December 31, 2005, Yahoo, Inc. had revenues of $5,257,668,000 Amazon.com, Inc. had net sales of $8,490,000,000 and eBay, Inc. had net revenue of $4,552,401,000 compared to our minimal revenue of $23,302. We have not yet generated any material revenue from our business model compared to significant revenue generated by these competitors.

If new competitors seize our product ideas and e-commerce business model and produced competing web sites with similar product matrixes, our ability to generate revenue would be negatively affected. Additionally, these new competitors could be better capitalized and capture a larger market share of our intended market.

We face competition from traditional retailers and wholesalers. If consumers choose not to purchase their products through the Internet, our ability to generate revenues will be negatively affected.

Research and Development
------------------------

We spent $60,000 in 2004 on research and development activities and approximately $0.00 in 2005.

Government Regulation
---------------------

We are subject to general business regulations and laws, as well as regulations and laws directly applicable to the Internet. As we continue to expand the scope of our properties and service offerings, the application of existing laws and regulations to us relating to issues such as user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, consumer protection, content regulation, quality of products and services, and intellectual property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities.

Further, the application of existing laws to our operations regulating or requiring licenses for certain businesses of our vendors including, for example, distribution of pharmaceuticals, alcohol, tobacco or firearms, as well as insurance and securities brokerage and legal services, can be unclear. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Web.

Several federal laws, including the following, could have an impact on our business. The Digital Millennium Copyright Act is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

We post our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, the consent order, FTC requirements or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

Due to the nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate Web transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could increase the costs of regulatory compliance for us or force us to change our business practices.

Employees
---------

We currently have nine full-time employees and three part-time employees. As operations increase and revenues allow, we will have to employ an undetermined number of designers and programmers in addition to obtaining additional sales persons on an independent contractor, commission only basis. We enjoy good employee relations. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement.

Risk Factors
------------

Readers should carefully consider the following risk factors and all other information contained in this Annual Report. Investing in our common stock involves a high degree of risk. Any of the following risks could adversely affect our business, financial condition and results of operations and could result in a complete loss of your investment. No assurances can be given that the risks and uncertainties described below are the only risks and uncertainties that we face.

Risks Related To Our Business

         OUR WEAK FINANCIAL CONDITION HAS RAISED, AND WILL LIKELY CONTINUE TO RAISE, SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A "GOING CONCERN," WE HAVE EXPERIENCED HISTORICAL LOSSES. WE MAY HAVE TO CEASE OPERATIONS IF WE DO NOT GENERATE MEANINGFUL REVENUE AND ACHIEVE PROFITABILITY AND INVESTORS MAY LOSE THEIR INVESTMENT. We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. For the fiscal years ended December 31, 2005 and 2004, we experienced net losses of ($789,696) and ($1,343,345), respectively. At December 31, 2005, we had a deficit accumulated during development stage of ($2,500,169). Our operating results for future periods will include significant expenses, including product development expenses, sales and marketing costs, programming and administrative expenses, for which we may not have offsetting revenues or available capital. As a result, we may never generate meaningful revenue and/or achieve profitability in the future.

Our current working capital deficit at December 31, 2005, among other factors, resulted in our independent certified public accountants modifying their audit report on our consolidated financial statements for the fiscal years ended December 31, 2005 and 2004 to express substantial doubt as to our ability to continue as a going concern. We remain in need of substantial additional investment capital to fund our longer-term operating needs, including the servicing of our remaining debt obligations and the conducting of those marketing activities we believe necessary to achieve meaningful sales growth.

         OUR BUSINESS IS CAPITAL INTENSIVE AND ADDITIONAL FINANCING MAY NOT BE AVAILABLE, AS SUCH, ESPECIALLY IN LIGHT OF OUR HISTORICAL LOSSES, WE MAY HAVE TO CEASE OPERATIONS AND INVESTORS MAY LOSE THEIR INVESTMENT. Our operations are capital intensive and our growth and ongoing operations will consume a substantial portion of our available working capital. We have engaged in numerous financing activities over the past few years but have been unable to utilize the funds raised to achieve positive financial results.

Furthermore, we will require additional capital in order to fund our operations and research projects, and we do not have any commitments for additional financing. Additional funding, if required, may not be available, or if available, may not be available upon favorable terms. Insufficient funds will prevent, or delay, us from implementing our business strategy. Due to our small revenue base and low level of working capital, we have been unable to aggressively pursue our product development strategy to date. We will require significant additional financing and/or a strategic alliance with a well-funded development partner to undertake our business plan. Failure to receive additional funding or enter into a strategic alliance could limit our growth, limit our likelihood of profitability and worsen our financial condition and may correspondingly decrease the market price of our common stock, or may cause us to cease operations all together.

         OUR CONTINUED SALE OF EQUITY SECURITIES WILL DILUTE EXISTING SHAREHOLDERS AND MAY DECREASE THE MARKET PRICE FOR OUR COMMON STOCK. Given our limited revenues and prospect for revenues for the 2006 fiscal year, we will require additional financing which will require the issuance of additional equity securities. We expect to continue our efforts to acquire further financing in the future to fund additional marketing efforts, product development expenses, programming and administrative expenses, which will result in future dilution to existing outstanding shareholders.

         WE DEPEND ON THE CONTINUED SERVICES OF OUR EXECUTIVE OFFICERS AND THE LOSS OF A KEY EXECUTIVE COULD SEVERELY IMPACT OUR OPERATIONS, CAUSE DELAY AND ADD EXPENSE TO OUR OPERATION. The execution of our present business plan depends on the continued services of our executive officers. We do not currently maintain key-man insurance on their lives. The loss of any of their services would be detrimental to our business, financial condition and results of operations. We may not retain or replace the services of our key officers.

         WE HAVE ELECTED NOT TO VOLUNTARILY ADOPT VARIOUS CORPORATE GOVERNANCE MEASURES, WHICH MAY RESULT IN SHAREHOLDERS HAVING LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS. Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. We have not yet adopted these corporate governance measures and, since our securities are not yet listed on a national securities exchange or NASDAQ, we are not required to do so. However, to the extent we seek to have our Common Stock listed on a national securities exchange or NASDAQ, such requirements will require us to make changes to our current corporate governance practices, which changes may be costly and time consuming. Furthermore, the absence of such practices with respect to our Company may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters. As an example of one Sarbanes-Oxley requirement, currently none of the members of our board of directors are considered to be "independent" for purposes of Sarbanes-Oxley. We may not be able to attract a sufficient number of directors in the future to satisfy this requirement if it becomes applicable to us.

         WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS. As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2005. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2007.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors.

In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

         FAILURE OF OUR INTERNAL SYSTEMS MAY CAUSE SYSTEM DISRUPTIONS, REDUCE LEVELS OF CUSTOMER SERVICE, AND OTHERWISE DAMAGE OUR OPERATIONS WHICH COULD LEAD TO LOST SALES AND MAY INCREASE OUR OVERHEAD WHICH WOULD ADD EXPENSE AND DELAY OUR OPERATIONS. We use internally developed systems to operate our service and for transaction processing, including billing and collections processing. We must continually improve these systems in order to meet the level of use. Furthermore, in the future, we may add features and functionality to our products and services using internally developed or third party licensed technologies. Our inability to:

         a) add software and hardware;

         b) develop and upgrade existing technology, transaction processing systems and network infrastructure to meet increased volume through our processing systems; or

         c) provide new features or functionality may cause system disruptions, slower response times, reductions in levels of customer service, decreased quality of the user's experience, and delays in reporting accurate financial information. Any such failure could result in a loss of business and worsen our financial condition and may correspondingly decrease the market price of our common stock.

Risks Related To Our Intellectual Property

         WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY RIGHTS, THEREBY PERMITTING COMPETITORS TO DEVELOP THE SAME OR SIMILAR PRODUCTS AND TECHNOLOGIES TO OURS, WHICH COULD ADD EXPENSE AND DELAY OPERATIONS. Our future results and ability to compete will be dependent, in large part, upon the marketing and sales of our developed proprietary products and technologies, the development of future proprietary products and technologies and the commercialization of our products. We intend to rely primarily upon copyright, trade secret and trademark laws to protect the proprietary components of our systems. While we have filed U.S. patent applications covering certain of our systems, the patent applications may not result in the issuance patent. Additionally, if granted, any patent may be successfully challenged and will not provided us with meaningful proprietary protections or that we may not have the financial resources to mount sustained patent defense. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others or if others assert their rights against us. The failure to successfully protect our intellectual property and proprietary rights could enable others to duplicate or claim rights to our products and systems or otherwise develop similar or competitive products and systems which may result in decreases in our results of operations, liquidity and cash flows. Any such decreases may correspondingly decrease the market price of our common stock.

Risks Related To The Industries In Which We Operate

         WE FACE SEVERE COMPETITION FROM VARIOUS COMPANIES, MANY OF WHOM HAVE GREATER RESOURCES THAN WE DO, WHICH COULD CAUSE US TO LOSE SALES ADD EXPENSE AND DELAY OUR OPERATIONS. We may be unable to effectively compete in the marketplaces in which we operate.

Most of these competitors have a longer operating history than we do and many of them have substantially greater financial and other resources than we do. As a result, we will likely encounter greater difficulty in implementing our business plans than will our competitors. The introduction of similar or superior products by current or future competitors may result in decreases in our results of operations, liquidity and cash flows. Any such decreases may correspondingly decrease the market price of our common stock.

Risk Related To Our Securities And Capital Structure

         TRADING IN OUR COMMON STOCK MAY BE LIMITED, SO OUR SHAREHOLDERS MAY NOT BE ABLE TO SELL AS MUCH STOCK AS THEY WANT AT PREVAILING PRICES. We expect shares of the common stock to be traded on the OTCBB. If limited trading in the common stock exists, it may be difficult for our shareholders to sell in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock at any time could depress the price of our common stock to a greater degree than a company that typically has higher volume of trading of securities.

         THE LIMITED PRIOR PUBLIC MARKET AND TRADING MARKET MAY CAUSE POSSIBLE VOLATILITY IN OUR STOCK PRICE WHICH MAY CAUSE YOU TO LOSE SOME OR ALL OF YOUR INVESTMENT. There has only been a limited public market for our common stock and an active trading market in our common stock may not be maintained. The OTCBB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ, and quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may decrease the market price of our common stock.

         THE MARKET PRICE FOR OUR COMMON STOCK MAY BE SUBJECT TO EXTREME VOLATILITY, WHICH MAY CAUSE YOU TO LOSE SOME OR ALL OF YOUR INVESTMENT. The market for securities of high-technology companies, including companies such as ours that participate in emerging markets, has historically been more volatile than the market for stocks in general. As a result, the price of our common stock may be subject to wide fluctuations in response to factors some of which are beyond our control, including, without limitation, the following:

         o  Quarter-to-quarter variations in our operating results;

         o  Our announcement of material events;

         o  Price fluctuations in sympathy to others engaged in our industry;
            and,

         o  The effects of media coverage of our business.

         PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF THE COMPANY'S SECURITIES, WHICH MAY CAUSE YOU TO LOSE SOME OR ALL OF YOUR INVESTMENT. The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market.

The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities and the price at which such purchasers can sell any such securities.

Our shareholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

         o Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

         o Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

         o "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

         o Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

         o The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

         WE HAVE NO HISTORY OF PAYING DIVIDENDS ON OUR COMMON STOCK. We have never paid any cash dividends on our shares of common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We plan to retain any future earnings to finance growth. If we decide to pay dividends to the holders of the common stock, such dividends may not be paid on a timely basis.

IT IS NOT POSSIBLE TO FORESEE ALL RISKS WHICH MAY AFFECT US. MOREOVER, WE CANNOT PREDICT WHETHER WE WILL SUCCESSFULLY EFFECTUATE OUR CURRENT BUSINESS PLAN. EACH PROSPECTIVE PURCHASER IS ENCOURAGED TO CAREFULLY ANALYZE THE RISKS AND MERITS OF AN INVESTMENT IN THE SHARES AND SHOULD TAKE INTO CONSIDERATION WHEN MAKING SUCH ANALYSIS, AMONG OTHERS, THE RISK FACTORS DISCUSSED ABOVE.

ITEM 2.  PROPERTIES

         We lease an office facility from Boulder Management Company pursuant to a lease that began July 1, 2004. The office facility is located at 3900 Hollywood Boulevard, Suite 203 Hollywood, FL 33021. The facility consists of 1,600 square feet for the minimum lease payments ranging from approximately $1,900 to $2,100 per month and terminates in June 2007. We believe that this facility is sufficient for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings at this date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the last quarter of the fiscal year ended December 31, 2005, no matters were submitted to a vote of Pricester.com, Inc. security holders, through the solicitation of proxies.


                                     PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

         Our common stock is not included in the pink sheets or in the OTC Electronic Bulletin Board maintained by the NASD. Through a sponsoring broker-dealer, we have applied to the OTC Electronic Bulletin Board and are completing the application process.

         There is no public trading market for our common stock and that there is no guarantee any trading market will develop.

Holders
-------

         The approximate number of record holders of our common stock is 184.

Dividends
---------

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. Our retained earnings deficit currently limits our ability to pay dividends. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not be able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This report on Form 10-KSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. The outcome of these risks and uncertainties are beyond the control of the Company and its management. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-KSB.

OVERVIEW

         We are a developmental stage e-commerce company. We currently operate an e-commerce website that enables any business to maintain a fully functional online retail presence. Our website, Pricester.com, is an Internet marketplace which allows vendors to host their website with product and service listings and allows consumers to search for listed products and services.

PLAN OF OPERATIONS

         We have only received minimal revenues. Our revenues of $23,302 and $9,098 have been generated by the sale of approximately 99 Pricester Website sales and miscellaneous service and transaction fees of $23,302 for the year ended December 31, 2005 and 45 Pricester Website sales for the year ended December 31, 2004. We only have sufficient cash on hand to meet funding requirements for the next 60-90 days. We do not have sufficient cash on hand to meet funding requirements for the next twelve months. Although we eventually intend to primarily fund general operations and our marketing program with revenues received from the sale of the Pricester Custom Designed Websites, hosting and transaction fees, our revenues are not increasing at a rate sufficient to cover our monthly expenses in the near future. We will have to seek alternative funding through debt or equity financing in the next twelve months that could result in increased dilution to the shareholders. No specific terms of possible equity or debt financing have been determined or pursued.

         As operations increase and revenues allow, we will have to employ an undetermined number of designers and programmers in addition to obtaining additional sales persons on an independent contractor, commission only basis as described in Milestone 2 below.

         Management is of the opinion that the following milestones will need to be met in order to successfully complete our business plan.

Milestone             Action                      Steps                Timeline
---------      --------------------      ----------------------      -----------

    1           Sign on additional       Develop relationships         6 months
                     members               with retailers to
                                           attract more small
                                         businesses to the site

    2            Create national           Put sales team in          6-9 months
               distribution channel              place
                   or products

    3           Bring consumer and         Initiate marketing        9-12 months
                 vendor together                campaign

         No one milestone needs to be complete to pursue any other milestone although we do not intend to pursue milestone 3 until a sufficient sales team is in place under milestone 2.

         Milestone 1. Of our current 27,445 user members, 10,810 have developed websites with over 134,674 item listings. We expect to list upwards of 250,000 products in the next 60 to 90 days. As we develop relationships with the retailers of these products, we hope to attract more small businesses to the site, sign on additional members and list more products and services as well as vendor websites on our site.

         Milestone 2. We currently have fourteen salespersons and/or national distributors working as independent contractors under our existing salesperson program. Within the next 6-9 months, we will contract with additional salespersons throughout the United States who will sell the Pricester Custom Designed Websites for $29.95 to $2,500.00. These sales people will be paid on a commission basis only.

         Milestone 3. Once a sufficient sales team is in place, Pricester Nevada will pursue marketing strategies that include national television, radio and Internet marketing designed to bring the buyers and the sellers together.

         To date, we have completed a two minute commercial and a 30 minute infomercial relating to the sale of Pricester Complete and we are presently screening call centers to receive and process telephone orders. The commercial and infomercial were previewed in April 2005. On March 10, 2005, we entered into an advertising agreement with MoreMedia Direct for the development of a per-inquiry advertising campaign for our infomercial. MoreMedia Direct has negotiated PI spots on various networks. This program is on hold until we successfully reach an agreement with a call center.

         We also intend to secure PI (Per Inquiry) deals with television, radio, newspapers and magazines on a commission only basis. These deals will not require commission payments unless they generate sales.

GOING CONCERN

         As reflected in the accompanying consolidated financial statements, we had a deficit accumulated during development stage of $2,500,169, a working capital deficit of $34,648 at December 31, 2005, had net losses for the year ended December 31, 2005 of $789,696, and cash used in operations during the year ended December 31, 2005 of $402,827. While we are attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

         Net sales for the year ended December 31, 2005 were $23,302 as compared to net sales of $9,098 for the year ended December 31, 2004, an increase of $14,204 or approximately 156%. We are continuing to create customer awareness for our products.

         Total operating expenses for year ended December 31, 2005 were $581,847, a decrease of $772,004, or approximately 57%, from total operating expenses for the year ended December 31, 2004 of $1,353,851. This decrease is primarily attributable to:

         * a decrease of $30,886 or approximately 34%, in advertising expense incurred to promote our website and products. The decrease was attributable to decreased spending due to limited financial resources;

         * a decrease of $35,808 or approximately 46%, in professional fees incurred in connection with our SEC filings;

         * an increase of $80,562 or 145% in consulting fees to $136,160 as compared to $55,598 for the year ended December 31, 2004. This increase was attributable to the issuance of our common stock to consultants for business development services and other professional services amounting to $86,822 offset by a decrease in cash payments to consultants.

         * a decrease of $739,739, or 81%, in compensation expense to $171,013 for the year ended December 31, 2005 as compared to $910,752 for the year ended December 31, 2004. This decrease is a result of a decrease in stock issuances to employees and officers during year ended December 31, 2004 of $725,900 and by decreases in overall compensation expense due to cost-cutting measures.

         * a decrease of $46,133 or approximately 21%, in other selling, general and administrative expenses as a result of cost cutting measures.

         We reported a loss from operations of $558,545 for the year ended December 31, 2005 as compared to a loss from operations of $1,344,753 for the year ended December 31, 2004. Although there can be no assurances, we anticipate that during the fiscal year ending December 31, 2006 our ongoing marketing efforts will result an increase in our net sales from those reported in fiscal 2005. To support these increased sales we anticipate that our operating expenses will also increase during the fiscal year ending December 31, 2006 as compared to the fiscal 2005. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

         Total other expenses increased $232,559 for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Included in this net increase is:

         * a decrease in interest income of $1,369 for the year ended December 31, 2005 which was attributable to the reduction in our cash balances;

         * an increase of $231,190, or 100%, in interest expense for the year ended December 31, 2005 as compared to the year ended December 31, 2004 which reflects an increase in our borrowings. Additionally, during 2005, certain officers of the Company granted stock options to various loan holders relating to our loans payable. Accordingly, the Company valued the stock options granted by these officers using the Black-Scholes option pricing model assuming an expected life of
            1.5 years, a risk-free interest rate of 3.93%, an expected volatility of 25%, and a dividend yield of 0%. In connection with the granting of stock options by these officers, for the year ended December 31, 2005, the Company recorded interest expense of $225,000.

         We reported a net loss of $789,696 or $.04 per share for the year ended December 31, 2005 as compared to a net loss of $1,343,345 or $.07 per share for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2005, we borrowed $262,500 from various parties for working capital purposes. The loans bear interest at 5% per annum, are unsecured and are due the earlier of (i) August 31, 2005 or (ii) the date the Company receives $1 million of gross proceeds from the sale of its common stock. Prior to December 31, 2005, we repaid $8,000 of these loans and issued 258,750 shares of common stock at $1.00 per share to loan holders for settlement of $252,500 of this debt and accrued interest payable of $6,250. At December 31, 2005, we owe $2,000 in loans payable.

         During 2005 and 2004, we received net proceeds of $125,950 and $467,500 for the sale of common stock. These funds were used for working capital purposes.

         Net cash flows used in operating activities for the year ended December 31, 2005 was $402,827 as compared to $571,642 for the year ended December 31, 2004 and was primarily attributable to our net losses.

         We reported net cash flows used in investing activities of $0 for the year ended December 31, 2005 as compared to net cash used in investing activities of $13,562 for the year ended December 31, 2004, a decrease of $13,562. In the 2004 period, we invested in property and equipment and our website. In the 2005 period, we did not invest in any property or equipment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. We are in process of evaluating the impact of this pronouncement on our financial statements.

         In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies.

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

         APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.

         When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS 154 will have a significant effect on our financial statements.

         On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on our financial statements.

         In September 2005, Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Company has adopted view C of this pronouncement. Accordingly, the Company has bifurcated registration rights from their related free standing financial instruments and recorded them at fair value. The Company has adopted view C of this pronouncement, which has resulted in the registration rights being bifurcated and accounted for at fair value and the common stock purchase warrants classified as equity.

         In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We are currently in the process of evaluating the effect that the adoption of this pronouncement may have on our financial statements.

         In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. We are currently in the process of evaluating the effect that the adoption of this pronouncement may have on our financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7.  FINANCIAL STATEMENTS

         The response to this item is being submitted as a separate section of this report beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act") are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

The Executive Officers and Directors are:

Name                           Position                        Term(s) of Office
----                           --------                        -----------------

Joe Puentes, age 36            President/CEO                      June 4, 2004
                               Director                            To present

Edward C. Dillon, age 69       Chief Financial Officer            June 4, 2004
                               Executive Vice President            To present
                               Director

Edward J. Dillon, age 38       Director                           June 4, 2004
                                                                   To present

Nelson Stark, age 51           Vice President of Marketing        June 4, 2004
                               Director                             To present

Howard M. Neu, age 54          Chairman of the Board              June 4, 2004
                               Director to present

Edward C. Dillon is the father of Edward J. Dillon.

JOE PUENTES: Mr. Puentes has been president and chief executive officer since June 4, 2004. Mr. Puentes was the president and chief executive officer of Pricester Florida from April 19, 2003 to the date of the merger with Pricester Nevada. From October 1999 until November 2003, Mr. Puentes served as President of Compu Medic Intl Corp., an information technology consulting firm that provided network development, maintenance and custom programming to local and national companies. From June 2001 until May 2003, Mr. Puentes served as President of Dynamic Billboards, Corp. a company engaged in the development of digital signage software. During April 1995 through August 2003, he also served as the chief technology officer for Automotive Computer Technology, a company that develops custom software and wireless solutions for the auto industry.

EDWARD C. DILLON: Mr. Dillon has been chief financial officer, executive vice president and a director since June 4, 2004. He is also responsible for shareholder relations and investments. From January 2004 to the merger with Pricester Nevada, Mr. Dillon served as executive vice president for Pricester Florida and he was also responsible for shareholder relations and investments. From September 2004 to present, Mr. Dillon also serves as a director. In April 2003, Mr. Dillon accepted a position as Contract Manager Consultant to the Florida Turnpike for Jacobs Engineering a Fortune 500 Company. April 1996 to April 2002, Mr. Dillon retired to Florida for golf and relaxation. In May 1968, Edward Dillon opened Bayshore Steel Construction in New Jersey where he served as President and CEO until 1996. Bayshore Steel contracted to erect office buildings, shopping centers and 20,000,000 sq. ft of warehouse space in central New Jersey. From 1957 to 1968 he was employed as a Construction Supervisor for a family owned steel business.

EDWARD J. DILLON. Mr. Dillon has been a director since June 4, 2004. Mr. Dillon served as a director of Pricester Florida from April 2004 until the merger with Pricester Nevada. He served as global controller for the General Electric Company's Consumer & Industrial segment. GEC&I represent the combination of GE's Consumer Products business with certain parts of its Industrial Products and Systems business. Mr. Dillon joined GE in 1998 and has served in a variety of senior finance management positions including Finance Manager for NBC's Broadcast and Network Operations Group (February 1998 - May 1999), Assistant Controller for the Appliance segment (May 1999 - February 2000), Global Controller for the Appliance segment (February 2000 - September 2002) and Global Controller for the Consumer Products segment (September 2002 - February 2004). He was named to his present position in February 2004. From July 1990 through February 1998, Mr. Dillon served in various roles within Arthur Andersen's Business Advisory Practice. Mr. Dillon is a Certified Public Accountant and has a B.A. degree in Accounting from Boston College 1990.

NELSON STARK. Mr. Stark has been vice president of marketing and operations of Pricester Nevada since June 4, 2004. Mr. Stark served as vice president of marketing and operations of Pricester Florida from September 2003 until the merger with Pricester Nevada. He has a Doctorate in International Business from Nova Southeastern University in Ft. Lauderdale, Florida. He received his Degree in May 1997. His areas of specialization are strategic and international marketing. He started his career with the Australian Trade Commission in Miami as their Marketing Manager in September of 1987 until November 1988. He then became the Marketing Manager for M. & J. Import-Export International in New York from January 1989 until October 1997. He was appointed Center Director for Embry-Riddle Aeronautical University's Ft. Lauderdale Campus from November 1997 to October 1999. He was then appointed Vice President of Marketing for Softrain U.S.A. from January 2000 until June of 2003.

HOWARD M. NEU, ESQ. Mr. Neu has been Chairman of the Board of Directors since July 2005. Mr. Neu has been a director since June 4, 2004. Mr. Neu served as a director of Pricester Florida since December 2003 to the date of the merger. Mr. Neu has been a practicing attorney in solo practice since 1968, specializing in Domain Defense Litigation, commercial litigation, and appeals. He is also a Certified Public Accountant, has taught Taxation of Deferred Compensation at the University of Miami School of Law as well as courses in accounting and business law for the Miami Education Consortium. He has also lectured for the Florida Bar Continuing Legal Education program. He received his B.B.A. degree from the University of Miami after attending the University of Florida for three years, and his Juris Doctor degree from the University of Miami Law School. He was elected to three terms as Mayor of the City of North Miami, Florida, 1979-1983, 1987-89, has served as Municipal Judge 1971-75, Councilman 1975-79, and has been elected President of the North Dade Bar Association 1980, The Greater North Miami Chamber of Commerce 1981, the Dade County League of Cities 1982 and various other State and National organizations. In his career, he has done considerable SEC work, successful business plans and private placement memoranda. He presently represents Pricester Nevada and a number of domain developers.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate compensation paid by Pricester Nevada to the chief executive officer and any other officers whose salaries and bonuses exceeded $40,000 or more per year for services rendered during the periods indicated:

                                    Annual Compensation                  Long-Term Compensation
                      ---------------------------------------------    --------------------------
                                                                        Restricted     Securities
                                                       Other Annual        Stock       Underlying
Name and Principal    Fiscal      Salary       Bonus   Compensation       Awards        Options      All Other
Position               Year         ($)         ($)        ($)              ($)          SAR (#)    Compensation
----------------------------------------------------------------------------------------------------------------
Joe Puente,            2005     $ 60,600       $  -        $  -        $    -              -            -0-
Chief Executive        2004     $ 53,258(1)    $  -        $  -        $    -              -            -0-
Officer                2003     $   -          $  -        $  -        $    -              -            -0-

Edward C Dillon,       2005     $ 16,550       $  -        $  -        $    -              -            -0-
Chief Financial        2004     $ 17,224(1)    $  -        $  -        $ 600,000(2)        -            -0-
Officer                2003     $   -          $  -        $  -        $  15,000(2)        -            -0-

Bernard Gutman,        2005     $   -          $  -        $  -        $    -              -            -0-
Former Chief           2004     $ 44,374(1)    $  -        $  -        $    -              -            -0-
Operating Officer      2003     $   -          $  -        $  -        $ 249,975(3)        -            -0-

_________

(1) These salary amounts were paid to the above officers by Pricester Florida prior to the merger.

(2) On September 24, 2003, Pricester Florida issued 150,000 shares of its common stock for $15,000 for services provided by Edward C. Dillon, an officer of Pricester Florida.

    On April 29, 2004, Pricester Florida issued 500,000 shares of common stock to Edward C. Dillon for officer's compensation at $0.40 per share, or $200,000.

    On May 6, 2004, Pricester Florida issued Edward C. Dillon 1,000,000 shares of common stock for officer's compensation at $0.40 per share, or $400,000.

(3) On August 12, 2003, Pricester Florida issued 2,500,000 shares of its common stock for cash of $25 to Bernie Gutman, an officer and director with the balance of $249,975 being expensed to officers' compensation.


                      Option/SAR Grants in Last Fiscal Year
                                Individual Grants
--------------------------------------------------------------------------------
(a)                 (b)           (c)             (d)         (e)
                    Number of
                    Securities    % of Total
                    Underlying    Options/SARs    Exercise
                    Options/      Granted to      or Base
                    SARs          Employees in    Price       Expiration
Name                Granted(#)    Fiscal Year     ($/Sh)      Date
----------------    ----------    ------------    --------    ------------------

Edward C. Dillon    1,000,000        100.00%        $.40      One year after the
Exec. Vice Pres.                                              effective date of
                                                              the registration


                      Option/SAR Grants in Last Fiscal Year
--------------------------------------------------------------------------------
(a)                 (b)           (c)             (d)              (e)
                                                  Number of
                                                  Securities       Value of
                                                  Underlying       Unexercised
                    Shares                        Unexercised      In-the-Money
                    Acquired                      Options/SARs     Options/SARs
                    on                            FY-End(#)        FY-End($)
                    Exercised     Value           Exercisable/     Exercisable/
Name                (#)           Realized($)     Unexercisable    Unexercisable
----------------    ---------     -----------     -------------    -------------
Edward C. Dillon        -              -          1,000,000/0          $0/0
Exec. Vice Pres.

Employment Contracts and Termination of Employment and Change-in Control Arrangements. There are no employment contracts, compensatory plans or arrangements, including payments to be received, with respect to any director or executive officer which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with us or any subsidiary, any change in control of Pricester Nevada, or a change in the person's responsibilities following a change in control of Pricester Nevada. Within the next six to nine months, we intend to enter into employment agreements with our officers, however, no terms have been determined. Other than previously disclosed in the executive compensation table, we have not paid or accrued any salaries.

Directors' compensation. We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such. On April 30, 2004, Pricester Florida issued 5,000 shares of common stock to Edward J. Dillon for director's compensation at $0.40 per share, or $2,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                       Shareholdings at February 28, 2006

There are currently 23,153,967 common shares outstanding. The following tabulates holdings of common shares and other securities of Pricester Nevada by each person who, subject to the above, at February 28, 2006, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Pricester Nevada individually and as a group.

Directors and Officers
                                                                   Percentage of
                                             Number & Class         Outstanding
      Name and Address                         of Shares           Common Shares
---------------------------------------      --------------        -------------

Joe Puentes(1) ........................        10,308,000              44.52%
3034 Garfield Street
Hollywood, FL 33021

Edward C. Dillon ......................         3,190,000              13.78%
3850 Washington St.
Apt. 910 Hollywood, FL 33021

Edward J. Dillon ......................            80,000               0.35%
14204 Woodland Ridge Drive
Louisville, KY 40245

Nelson Stark ..........................            30,000               0.13%
5130 SW 40th Avenue, Apt. 3B
Fort Lauderdale, FL 33314

Howard M. Neu .........................           135,000               0.58%
1152 N. University Drive
Suite #201
Pembroke Pines, FL 33024

Officers and Directors
  as a Group (5 persons) ..............        13,743,000              61.61%

Bernard Gutman(2) .....................         1,675,000               6.89%
1950 S. Ocean Drive
Apt 21G
Hallandale Beach, FL 33009
_________

(1) While Joe Puentes disclaims beneficial ownership of the 1,395,000 shares of common stock owned by Maria and Jose Puentes, his wife and son, they may be deemed controlled by him. When aggregated, Mr. Puentes may be deemed to be in control of 12,253,000 shares of Pricester Nevada's common stock, or approximately 54.93% of its ownership interest. Mr. Puentes paid a weighted average of $.0001 per common share for the common shares he currently owns.

(2) While Bernard Gutman disclaims beneficial ownership of the 1,000,000 shares of common stock owned by Barbara Gutman, his wife, they may be deemed controlled by him. When aggregated, Mr. Gutman may be deemed to be in control of 2,675,000 shares of Pricester Nevada's common stock, or approximately 11.99% of its ownership interest. Mr. Gutman paid a weighted average of $.10 for the common shares he currently owns.

(3) Mr. Dillon paid a weighted average of $.18 for the common shares he currently owns.

(4) Edward J. Dillon and Nelson Stark received their common shares for services valued at $.10 per common share.

(5) Mr. Neu paid a weighted average of $.01 for the common shares he currently owns.

Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable unity property laws.

Dennis Jordan, Joe Puentes, Edward C. Dillon, Edward J. Dillon, Nelson Stark and Howard Neu would be deemed to be promoters of Pricester Nevada.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2004, a shareholder received funds from the Company in the form of demand notes bearing no interest. On December 31, 2005, the balance of the amount owed to the Company was $5,000 which was repaid in 2006.

Certain officers of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. On December 31, 2005, the Company owed these related parties $3,035

In March 2005, Mr. Puentes transferred 32,000 Pricester Nevada common shares held by him on behalf of Pricester Nevada to Bay Proby & Associates for no consideration. Due to the issuance, Pricester Nevada's accounts payable was reduced by $12,500 or $.39 per common share transferred by Mr. Puentes.

During 2005, certain officers of the Company granted stock options to various loan holders relating to our loans payable. Accordingly, we valued the stock options granted by these officers using the Black-Scholes option pricing model assuming an expected life of 1.5 years, a risk-free interest rate of 3.93%, an expected volatility of 25%, and a dividend yield of 0%. In connection with the granting of stock options by these officers, for the year ended December 31, 2005, we recorded interest expense of $130,000.

Management does not intend to advance any further funds to its officers and directors so it will be in compliance with section 402 of the Sarbanes-Oxley Act that prohibits such advances by public entities.

Management is of the opinion that all of the above transactions are on terms as fair to Pricester Nevada as could have been made with unrelated parties.

ITEM 13. EXHIBITS

3.i      Articles of Incorporation(1)

3.ii     By-Laws of Pricester(1)

3.iii Agreement and Plan of Reorganization by and between Business Advantage #22, Inc., a Nevada corporation and Pricester.com, Inc., a Florida corporation(1)

3.iv     Articles of Merger dated February 9, 2005(3)

4.i      Form of Specimen of common stock(1)

5        Consent and Opinion of Legal Counsel, Jody Walker, Esq.(4)

10.1 Agreement dated March 31, 2004 by and between Pricester Florida and Taking a Company Public, Inc.(3)

10.2     Patent Assignment dated November 10, 2004(2)

10.3     Letter agreement with Proby & Associates dated March 15, 2004(2)

10.4     Agreement with CI Host.com(4)

10.5 Agreement dated July 12, 2004 with Professional Microsystems Incorporated, D/B/A as XCENT(4)

10.6     Agreement dated June 11, 2004 with World Choice Travel(4)

10.7     Promissory Notes dated February 2005(5)

10.8     Agreement for Lock-Up and Issuance of Shares(5)

10.9     Agreement dated March 10, 2005 with MoreMedia Direct(5)

16       Letter from DiRocco & Company re: change in accountant(4)

23.1     Consent of Independent Auditor(6)

23.2     Consent of Independent Auditor(6)
_________

(1) previously filed in Form SB-2 dated September 15, 2004
(2) previously filed in amendment to Form SB-2 dated January 4, 2005
(3) previously filed in amendment to Form SB-2 filed March 9, 2005
(4) previously filed in amendment to Form SB-2 filed April 18, 2005
(5) previously filed in amendment to Form SB-2 filed July 29, 2005

The following exhibits are filed with this report:

Exhibit 31 - 302 certification
Exhibit 32 - 906 certification

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed for the fiscal year ended December 31, 2005 and 2004 for professional services rendered by Baum and & Company, PA for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year, were $20,500 and $7,000, respectively.

Audit related fees. The aggregate fees billed for the fiscal year ended December 31, 2005 and 2004 for assurance and related services by Baum & Company, PA that are reasonably related to the performance of the audit or review of the registrant's financial statements for the fiscal year were $0 and $0.

Tax Fees. We did not incur any aggregate tax fees and expenses Baum & Company, PA for the 2005 and 2004 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Baum & Company, PA for the 2005 and 2004 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2005 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Baum & Company, PA solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    April 26, 2006                Pricester.com, Inc.

                                       /s/ Joe Puentes
                                       --------------------------
                                       By: Joe Puentes, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                     Capacity                        Date
---------                     --------                        ----


/s/Joe Puentes                CEO and Director                April 26, 2006
--------------------
Joe Puentes


/s/Edward C. Dillon           Director and CFO/Principal      April 26, 2006
--------------------          Accounting Officer
Edward C. Dillon


/s/Nelson Stark               Director                        April 26, 2006
--------------------
Nelson Stark


/s/Howard Neu                 Director                        April 26, 2006
--------------------
Howard Neu

                       PRICESTER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS


Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Financial Statements:

   Consolidated Balance Sheet................................................F-3

   Consolidated Statements of Operations.....................................F-4

   Consolidated Statement of Changes in Stockholders' Deficit................F-5

   Consolidated Statements of Cash Flows.....................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pricester.com, Inc.
Hollywood, Florida


         We have audited the accompanying consolidated balance sheet of Pricester.com, Inc. and Subsidiary (a development stage company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pricester.com, Inc. and Subsidiary (a development stage company) as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has an accumulated deficit of $2,500,169 and has net losses and cash used in operations of $789,696 and $402,827, respectively, for the year ended December 31, 2005. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Baum & Company, PA
                                        ----------------------
                                        Certified Public Accountants

Fort Lauderdale, Florida
April 8, 2006

                       PRICESTER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005


                                     ASSETS

CURRENT ASSETS:
  Cash .........................................................    $    42,832
  Accounst receivable ..........................................            946
  Due from shareholder .........................................          5,000
  Prepaid expenses .............................................          2,967
                                                                    -----------

    Total current assets .......................................         51,745
                                                                    -----------

PROPERTY AND EQUIPMENT, net ....................................          9,845
                                                                    -----------

OTHER ASSETS:
  Website development, net .....................................          2,905
  Deposits .....................................................          1,302
                                                                    -----------

    Total non-current assets ...................................          4,207
                                                                    -----------

Total assets ...................................................    $    65,797
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Loans payable ................................................    $     2,000
  Due to related party .........................................          3,035
  Accounts payable and accruals ................................         81,358
                                                                    -----------

    Total current liabilities ..................................         86,393
                                                                    -----------

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value, 50,000,000 authorized,
   22,975,967 issued and outstanding ...........................         22,976
  Additional paid-in capital ...................................      2,456,597
  Deficit acculumated during development stage .................     (2,500,169)
                                                                    -----------

    Total stockholders' deficit ................................        (20,596)
                                                                    -----------

Total liabilities and stockholders' deficit ....................    $    65,797
                                                                    ===========

                 See notes to consolidated financial statements.

                                   PRICESTER.COM, INC. AND SUBSIDIARY
                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      For the Year
                                                    Ended December 31,          For the Period from
                                               ---------------------------   April 19, 2001 (inception)
                                                   2005           2004          to December 31, 2005
                                               ------------   ------------   --------------------------
Net Sales ...................................  $     23,302   $      9,098          $     32,400
                                               ------------   ------------          ------------

Operating expenses:
  Advertising ...............................        60,817         91,703               152,520
  Professional fees .........................        42,520         78,328               128,659
  Consulting fees ...........................       136,160         55,598               136,160
  Compensation ..............................       171,013        910,752             1,368,030
  Other selling, general and administrative .       171,337        217,470               517,247
                                               ------------   ------------          ------------

    Total operating expenses ................       581,847      1,353,851             2,302,616
                                               ------------   ------------          ------------

Loss from operations ........................      (558,545)    (1,344,753)           (2,270,216)
                                               ------------   ------------          ------------

Other income (expenses):
  Interest income ...........................           151          1,520                 1,671
  Interest expense ..........................      (231,302)          (112)             (231,624)
                                               ------------   ------------          ------------

    Total other income (expenses) ...........      (231,151)         1,408              (229,953)
                                               ------------   ------------          ------------

Loss before provision for income taxes ......      (789,696)    (1,343,345)           (2,500,169)

Provision for income taxes ..................             -              -                     -
                                               ------------   ------------          ------------

Net loss ....................................  $   (789,696)  $ (1,343,345)         $ (2,500,169)
                                               ============   ============          ============

Net loss per common share - basic and diluted  $      (0.04)  $      (0.07)
                                               ============   ============

Weighted average number of shares
  outstanding - basic and diluted ...........    22,231,174     19,692,720
                                               ============   ============

                            See notes to consolidated financial statements.

                                                  F-4

                                             PRICESTER.COM, INC. AND SUBSIDIARY
                                               (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
   FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM APRIL 19, 2001 (INCEPTION) TO DECEMBER 31, 2005
                                                       Common Stock,                            Deficit
                                                      $.001 Par Value                         Accumulated         Total
                                                   ---------------------      Additional        During        Stockholder's
                                                   Number of                   Paid-in        Development        Equity
                                                     Shares      Amount        Capital           Stage          (Deficit)
                                                   ----------    -------     -----------      -----------     -------------
Balance, April 19, 2001 (inception) ...........             -    $     -     $         -      $         -      $         -

Issuance of common stock to founders for cash .    15,000,000     15,000         (14,900)               -              100

Net loss for the period ended December 31, 2000             -          -               -             (100)            (100)
                                                   ----------    -------     -----------      -----------      -----------

Balance, December 31, 2001 ....................    15,000,000     15,000         (14,900)            (100)               -

Sale of common stock ..........................        10,000         10             990                -            1,000

Common stock issued for services ..............        52,500         53           5,197                -            5,250

Net loss for the year ended December 31, 2002 .             -          -               -          (10,064)         (10,064)
                                                   ----------    -------     -----------      -----------      -----------

Balance, December 31, 2002 ....................    15,062,500     15,063          (8,713)         (10,164)          (3,814)

Sale of common stock ..........................     3,031,250      3,031         414,469                -          417,500

Common stock issued for services ..............       185,000        185          28,815                -           29,000

Net loss for the year ended December 31, 2003 .             -          -               -         (356,964)        (356,964)
                                                   ----------    -------     -----------      -----------      -----------

Balance, December 31, 2003 ....................    18,278,750     18,279         434,571         (367,128)          85,722

Sale of common stock ..........................     1,168,750      1,169         466,331                -          467,500

Common stock issued for services ..............     1,814,750      1,815         724,085                -          725,900

Net loss for the year ended December 31, 2004 .             -          -               -       (1,343,345)      (1,343,345)
                                                   ----------    -------     -----------      -----------      -----------

Balance, December 31, 2004 ....................    21,262,250     21,263       1,624,987       (1,710,473)         (64,223)

Recapitalization of the Company ...............     1,044,620      1,044         110,506                -          111,550

Sale of common stock ..........................       293,584        293         125,657                -          125,950

Common stock issued for debt and interest .....       258,750        259         258,491                -          258,750

Common stock issued for services ..............       116,763        117          86,955                -           87,072

Stock options granted to loan holders by
 officers as accommodation to Company .........             -          -         225,000                -          225,000

Donated common stock used to satisfy payables .             -          -          25,001                -           25,001

Net loss for the year ended December 31, 2005 .             -          -               -         (789,696)        (789,696)
                                                   ----------    -------     -----------      -----------      -----------

Balance, December 31, 2005 ....................    22,975,967    $22,976     $ 2,456,597      $(2,500,169)     $   (20,596)
                                                   ==========    =======     ===========      ===========      ===========

                                      See notes to consolidated financial statements.

                                                            F-5

                                             PRICESTER.COM, INC. AND SUBSIDIARY
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                            For the Year
                                                                         Ended December 31,          For the Period from
                                                                     -------------------------   April 19, 2001 (inception)
                                                                        2005           2004          to December 31, 2005
                                                                     -----------   -----------   --------------------------
Cash flows from operating activities:
  Net loss ........................................................  $  (789,696)  $(1,343,345)          $(2,500,169)
                                                                     -----------   -----------           -----------
  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation and amortization .................................        8,050         8,051                18,782
    Common stock issued for services ..............................       87,072       725,900               847,222
    Common stock issued for interest ..............................        6,250             -                 6,250
    Interest expense related to stock options granted to loan
    holders by officers as accommodation to Company ...............      225,000             -               225,000
  Changes in assets and liabilities:
    Accounts receivable ...........................................         (946)            -                  (946)
    Prepaid expenses and other ....................................         (140)       (2,827)               (2,967)
    Deposits ......................................................        2,145        (2,515)               (1,302)
    Accounts payable and accrued expenses .........................       60,433        42,099               106,359
    Deferred revenues .............................................         (995)          995                     -
                                                                     -----------   -----------           -----------

     Total adjustments ............................................      386,869       771,703             1,198,398
                                                                     -----------   -----------           -----------

Net cash used in operating activities .............................     (402,827)     (571,642)           (1,301,771)
                                                                     -----------   -----------           -----------

Cash flows from investing activities:
  Website development .............................................            -             -               (14,939)
  Purchase of property and equipment ..............................            -       (13,562)              (16,593)
                                                                     -----------   -----------           -----------

Net cash used in investing activities .............................            -       (13,562)              (31,532)
                                                                     -----------   -----------           -----------

Cash flows from financing activities:
  Proceeds from sale of common stock ..............................      125,950       467,500             1,012,050
  Proceeds from loans payable .....................................      262,500             -               262,500
  Repayment of loans payable ......................................       (8,000)            -                (8,000)
  Proceeds from loans payable - related party .....................            -       111,550               111,550
  Proceeds from (payments on) related party advances ..............        2,000        (3,178)                3,035
  Due from stockholder ............................................            -        (5,000)               (5,000)
                                                                     -----------   -----------           -----------

Net cash provided by financing activities .........................      382,450       570,872             1,376,135
                                                                     -----------   -----------           -----------

Net increase in cash ..............................................      (20,377)      (14,332)               42,832

Cash - beginning of period ........................................       63,209        77,541                     -
                                                                     -----------   -----------           -----------

Cash - end of period ..............................................  $    42,832   $    63,209           $    42,832
                                                                     ===========   ===========           ===========

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest ......................................................  $         -   $       112           $       322
                                                                     ===========   ===========           ===========
    Income taxes ..................................................  $         -   $         -           $         -
                                                                     ===========   ===========           ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services ................................  $    87,072   $   725,900           $   847,222
                                                                     ===========   ===========           ===========
  Donated common stock used to satisfy payables ...................  $    25,001   $         -           $    25,001
                                                                     ===========   ===========           ===========
  Common stock issued for debt and interest .......................  $   258,750   $         -           $   258,750
                                                                     ===========   ===========           ===========

                                      See notes to consolidated financial statements.

                                                            F-6

                       PRICESTER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company was incorporated under the name Pricester, Inc. on April 19, 2001 in the State of Florida. On October 20, 2002 the Company changed its name to Pricester.com, Inc.

On February 11, 2005, Pricester.Com (the "Company") merged into Pricester.com, Inc, ("BA22") a public non-reporting company (that was initially incorporated in Nevada in March 1998 as Business Advantage #22, Inc). BA22 acquired 100 percent of the Company's outstanding common stock by issuing one share of its common stock, for each share of the Company's then outstanding, common stock, or 21,262,250 shares. The acquisition was treated as a recapitalization for accounting purposes.

The Company is a developmental stage e-commerce company. The Company currently operates an e-commerce website that enables any business to establish a fully functional online retail presence. Pricester.com is an Internet marketplace which allows vendors to host their website with product and service listings and allows consumers to search for listed products and services.

Basis of Presentation

The consolidated statements include the accounts of Pricester.com, Inc. and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the valuation of stock-based compensation, and the useful life of property and equipment and website development.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, accounts payable and accrued expenses, and loans payable approximate their fair market value based on the short-term maturity of these instruments.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to seven years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Website Development

Costs that the Company has incurred in connection with developing the Company's websites are capitalized and amortized using the straight-line method over expected useful lives of three years.

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2005.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net income and income per share would have been changed to the pro forma amounts indicated below for the years ended December 31, 2005 and 2004:

                                                       Year ended December 31,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------

Net loss as reported .............................   $  (789,696)   $(1,343,345)
Less: total stock-based employee compensation
expense determined under fair value based
method, net of related tax effect ................       (10,000)       (10,250)
                                                     -----------    -----------

Pro forma net loss ...............................   $  (799,696)   $(1,353,595)
                                                     ===========    ===========

Basic and diluted loss per share:
   As reported ...................................   $      (.04)   $      (.07)
                                                     ===========    ===========
   Pro forma .....................................   $      (.04)   $      (.07)
                                                     ===========    ===========

As a result of the Company's lack of common stock trading performance in each of the respective years in this table, the overall strike prices of the outstanding options, and the uncertainty about its future economic performance, management has deemed the fair value per option to be $.01.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-employee Stock-Based Compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

Net Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of December 31, 2005, there were options to purchase 2,025,000 shares of common stock which could potentially dilute future earnings per share.

Income Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Research and Development

Research and development costs, if any, are expensed as incurred.

Advertising

Advertising is expensed as incurred. Advertising expense for the years ended December 31, 2005 and 2004 amounted to $60,817 and $91,703, respectively.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

The Company has three primary revenue sources: website design, transaction fees, and hosting fees.

      o Website design revenue is recognized as earned when the website is complete, control is transferred and the customer has accepted its website, usually within seven days of the order.

      o Transaction fee income comprises fees charged for use of credit cards or other forms of payment in the purchase of items sold on the customers' websites. The transaction fee income is recognized as earned when funds transfers (via credit card or other forms of payments) between the buyer and seller has been authorized.

      o  Revenues from website hosting fees are recognized when earned.

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. The Company is in process of evaluating the impact of this pronouncement on its financial statements.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement.

When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

In September 2005, Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Company has adopted view C of this pronouncement. Accordingly, the Company has bifurcated registration rights from their related free standing financial instruments and recorded them at fair value. The Company has adopted view C of this pronouncement, which has resulted in the registration rights being bifurcated and accounted for at fair value and the common stock purchase warrants classified as equity.

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2005, property and equipment consist of the following:

                                              Useful Life (Years)
                                              -------------------
Computer equipment and software                        5             $   12,264
Office furniture and fixtures and equipment            7                  4,328
                                                                     ----------
                                                                         16,592

Less accumulated depreciation                                            (6,748)
                                                                     ----------

                                                                     $    9,845
                                                                     ==========

For the years ended December 31, 2005 and 2004, depreciation expense amounted to $3,070 and $3,071, respectively.

NOTE 3 - WEBSITE DEVELOPMENT COSTS

At December 31, 2005, website development costs consist of the following:

                                              Useful Life (Years)
                                              -------------------
Web development costs                                  3             $   14,939
Less:  accumulated amortization                                         (12,034)
                                                                     ----------

                                                                     $    2,905
                                                                     ==========

Amortization expense amounted to $4,980 and $4,980 for the year ended December 31, 2005 and 2004, respectively.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 4 - LOANS PAYABLE

During 2005, the Company borrowed funds from various entities and individuals amounting to $262,500. The loans bear interest at 5% per annum, are unsecured and are due the earlier of (i) December 31, 2005 or (ii) the date the Company receives $1 million of gross proceeds from the sale of its common stock. During 2005, the Company repaid $8,000 of these loans. Additionally, during 2005, the Company issued 258,750 shares of common stock at $1.00 per share to loan holders for settlement of $252,500 of this debt and accrued interest payable of $6,250. The fair market value of these shares was based on the most recent selling price of the Company's shares.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $2,149,000 at December 31, 2005 expiring through the year 2025. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

Temporary differences, which give rise to a net deferred tax asset, are as follows:

                                                 2005                2004
                                           ----------------    ----------------
Computed "expected" benefit .............  $(268,497)  (34%)   $(456,737)  (34%)
State tax benefit, net of federal effect     (31,588)   (4%)     (48,763)   (4%)
Other permanent differences .............     84,863    11%            -     -
Increase in valuation allowance .........    215,222    27%      505,500    38%
                                           ---------   ----    ---------   ----

                                           $       -     -     $       -     -
                                           =========   ====    =========   ====

                       PRICESTER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 5 - INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

                                                                        2005
                                                                      ---------

Deferred tax assets: .......................................          $ 865,022
    Net operating loss carryforward

Less:  Valuation allowance .................................           (865,022)
                                                                      ---------

                                                                              -
                                                                      =========

The valuation allowance at December 31, 2005 was $865,022. The increase during fiscal 2005 was $215,222.

NOTE 6 - GOING CONCERN

The accompanying financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage and has an accumulated deficit of $2,500,169, had net losses for the year ended December 31, 2005 of $789,696, and had negative cash flows from operations of $402,827. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. During the year ended December 31, 2005, the Company borrowed $262,500 for working capital purposes and sold common shares for net proceeds of $125,950. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 7 - RELATED PARTY TRANSACTIONS

In 2004, a shareholder received funds from the Company in the form of demand notes bearing no interest. At December 31, 2005, the balance on the amount owed to the Company was $5,000. This balance was paid back in 2006.

Certain officers of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At December 31, 2005, the Company owed these related parties $3,035.

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

In April 2001, the Company issued 15,000,000 shares of common stock to founding shareholder at $0.00001 per share, for cash.

In October 2002, the Company issued 10,000 shares of common stock at $0.10 per share, for cash.

In November 2002, The Company issued 52,500 shares of common stock at $0.10 per share for services provided to the Company.

In August 2003, the Company issued 2,500,000 shares of common stock at $0.10 per share, for cash of $25 and the balance of $249,975 being expensed to officers' compensation.

In August 2003, the Company issued 150,000 shares of common stock at $0.10 per share, for cash.

In August 2003, the Company issued 150,000 shares of common stock at $0.10 per share, for services provided to the Company by an officer of the Company.

The Company used the $.10 per share measurement valuation for services from September 2002 until September 2003. This value was reflective of the value of the shares sold in an independent transaction during this time.

In September 2003, the Company issued 150,000 shares of common stock at $0.40 per share, for cash, pursuant to the terms of the Limited Offering Memorandum dated September 3, 2003.

In September 2003, the Company issued 30,000 shares of common stock at $0.40 per share, for services provided to the Company.

In September 2003, the Company issued 20,000 shares of common stock at $0.40 per share, for services provided to the Company by two officers of the Company.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Common Stock (continued)

In September 2003, the Company issued 178,750 shares of common stock at $0.40 per share, for cash, pursuant to the terms of the Limited Offering Memorandum dated September 3, 2003.

In October 2003, the Company issued 1,000 shares of common stock at $0.40 per share, for services provided to the Company.

In October 2003, the Company issued 12,500 shares of common stock at $0.40 per share, for cash, pursuant to the terms of the Limited Offering Memorandum dated September 3, 2003.

In November 2003, the Company issued 14,000 shares of common stock, at $0.40 per share, for services provided to the Company.

In December 2003, the Company issued 5,000 shares of common stock, at $0.40 per share, for services provided to the Company.

In December 2003, the Company issued 5,000 shares of common stock, at $0.40 per share, for services provided to the Company by an officer of the Company.

The Company used the $.40 per share measurement valuation for services from October 2003 until December 2003. This value was reflective of the value of the shares sold in an independent transaction during this

During the three months ended March 31, 2004, the Company issued 294,750 share of common stock as compensation at $0.40 per share, or $117,900, which represents the fair market value of the stock at that date.

On April 5, 2004, the Company issued 10,000 share of common stock for officer's compensation at $0.40 per share, or $4,000, which represents the fair market value of the stock at that date.

On April 29, 2004, the Company issued 500,000 share of common stock for officer's compensation at $0.40 per share, or $200,000, which represents the fair market value of the stock at that date.

On April 30, 2004, the Company issued 5,000 share of common stock for director's compensation at $0.40 per share, or $2,000, which represents the fair market value of the stock at that date.

In May 6, 2004, the Company issued 5,000 share of common stock for employee compensation at $0.40 per share, or $2,000, which represents the fair market value of the stock at that date.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Common Stock (continued)

In May 6, 2004, the Company issued 1,000,000 share of common stock for officer's compensation at $0.40 per share, or $400,000, which represents the fair market value of the stock at that date.

The Company used the $.40 per share measurement valuation for services from April 2004 until May 2004. This value was reflective of the value of the shares sold in an independent transaction during this time.

During 2004, the Company issued 1,168,750 shares of common stock at $0.40 per share, or $467,500, pursuant to the terms of the Limited Offering Memorandum dated September 3, 2003.

In March 2005, the principle shareholder of the company donated 32,000 shares of common stock (valued at $.79 per share or $25,001) which was used by the company in settlement of accounts payable of $25,001.

In September 2005, the Company issued 143,250 shares of common stock for settlement of loans payable of $137,500 and accrued interest of $5,750.

In August and September 2005, the Company sold 25,000 shares for net proceeds of $25,000.

During the three months ended December 31, 2005, the Company sold 268,584 shares for net proceeds of $100,950.

During the three months ended December 31, 2005, the Company issued 116,763 shares of common stock for business development services and legal services. The Company valued these common shares at the fair market value on the date of grant at per share prices ranging from $.25 to $.75 or an aggregate of $87,072. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $86,822 and compensation expense of $250.

During the three months ended December 31, 2005, the Company issued 115,500 shares of common stock for settlement of loans payable of $115,000 and accrued interest of $500.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Options

In August 25, 2004, the company issued to corporate officers and directors, options to purchase 1,010,000 shares of restricted common stock at an exercise price $.40 per share, expiring within one year of the effective date of the registration.

In November 18, 2004, the company issued to corporate officers, options to purchase 15,000 shares of restricted common stock at an exercise price $.40 per share, expiring within one year of the effective date of the registration.

In March 10, 2005, the Company issued to a corporate officer, options to purchase 1,000,000 shares of restricted common stock at an exercise price $.40 per share, expiring within one year of the effective date of the registration.

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Since the current market price equaled the exercise price, no compensation expense was recognized in connection with these options under the intrinsic value method of APB 25.

During 2005, certain officers of the Company granted stock options on their personal shares in the Company to various loan holders as an inducement relating to the Company's loans payable. In connection with the granting of stock options by these officers, for the year ended December 31, 2005, the Company recorded interest expense of $225,000.

Stock option activity for the year ended December 31, 2005 is summarized as follows:

                                                 Number of      Weighted average
                                                  shares         exercise price
                                                 ---------      ----------------
Outstanding at December 31, 2004 ..........      1,025,000           $0.40
     Granted ..............................      1,000,000            0.40
     Exercised ............................              -               -
                                                 ---------           -----

Outstanding at December 31, 2005 ..........      2,025,000           $0.40
                                                 =========           =====

                       PRICESTER.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes the Company's stock warrants outstanding at December 31, 2005:

                             Options outstanding and exercisable
                       -----------------------------------------------
                                           Weighted           Weighted
                                            average            average
   Range of                                remaining          exercise
exercise price           Number              life               price
--------------         ---------         ------------         --------
    $ 0.40             2,025,000         1 year after           0.40
                                           effective
                                         registration

NOTE 9 - COMMITMENTS

Operating Leases

The Company leases office space under an operating lease that expires on June 2007. The office lease agreement has certain escalation clauses and renewal options. Future minimum rental payments required under the operating lease are as follows:

Period Ended December 31, 2006 ........     $24,400
Period Ended December 31, 2007 ........     $12,400
                                            -------

   Total ..............................     $36,800
                                            =======

Rent expense, including common area charges and sales taxes, for the years ended December 31, 2005 and 2004 was $32,789 and $27,541, respectively.

NOTE 10 - SUBSEQUENT EVENTS

During the three months ended March 31, 2006, the Company sold 76,000 shares for net proceeds of $30,550.

During the three months ended March 31, 2006, the Company issued 105,000 shares of common stock for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.50 per share or an aggregate of $52,500. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $52,500.