Form 10QSB
period 2006-03-31
Pricester.Com, Inc.
filed 2006-05-11
CIK 1302913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the quarter ended March 31, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from ________ to ________


                        Commission File Number: 001-11115


                               PRICESTER.COM, INC.
                               -------------------
          (Exact name of small business issuer as specified in charter)


                   NEVADA                              41-2137356
                   ------                              ----------
      (State or other jurisdiction of          (I.R.S. Employer I.D. No.)
       incorporation or organization)


                         3900 Hollywood Blvd., Suite 203
                            Hollywood, Florida 33021
                            ------------------------
               (Address of principal executive offices)(Zip Code)


                                 (954) 272-1200
                                 --------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,795,367 shares at May 6, 2006

Transitional Small Business Disclosure Format (Check one): Yes[_] No [X]

                               PRICESTER.COM, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2006


                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
             As of March 31, 2006.........................................     3

      Consolidated Statements of Operations (Unaudited)
             For the Three Months Ended March 31, 2006 and 2005 ..........     4

      Consolidated Statements of Cash Flows (Unaudited)
             For the Three Months Ended March 31, 2006 and 2005...........     5

      Notes to Consolidated Financial Statements .........................  6-11

      Item 2 - Management's Discussion and Analysis or Plan of Operation.. 12-14

      Item 3 - Controls and Procedures....................................    15


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..........................................    15

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds    15

      Item 3 - Default Upon Senior Securities.............................    15

      Item 4 - Submission of Matters to a Vote of Security Holders........    16

      Item 5 - Other Information..........................................    16

      Item 6 - Exhibits...................................................    16

      Signatures..........................................................    16

                       PRICESTER.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash ........................................................    $    31,658
   Accounst receivable .........................................          4,506
                                                                    -----------

      Total current assets .....................................         36,164
                                                                    -----------

PROPERTY AND EQUIPMENT, net ....................................          9,077
                                                                    -----------

OTHER ASSETS:
   Website development, net ....................................          1,660
   Deposits ....................................................          1,302
                                                                    -----------

      Total non-current assets .................................          2,962
                                                                    -----------

Total assets ...................................................    $    48,203
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accruals ...............................    $    63,189
   Due to related party ........................................          2,535
                                                                    -----------

      Total current liabilities ................................         65,724
                                                                    -----------

STOCKHOLDERS' DEFICIT:
   Common stock, $0.001 par value, 50,000,000 authorized,
     23,401,534 issued and 22,401,534 outstanding ..............         23,402
   Additional paid-in capital ..................................      2,597,021
   Accumulated deficit .........................................     (2,599,444)
   Treasury stock, at par (1,000,000 shares) ...................         (1,000)
   Deferred compensation .......................................        (37,500)
                                                                    -----------

      Total stockholders' deficit ..............................        (17,521)
                                                                    -----------

Total liabilities and stockholders' deficit ....................    $    48,203
                                                                    ===========

            See notes to unaudited consolidated financial statements.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Three Months
                                                          Ended March 31,
                                                    ---------------------------
                                                        2006           2005
                                                    ------------   ------------
                                                     (Unaudited)    (Unaudited)

Net Sales ........................................  $     22,379   $      5,191
                                                    ------------   ------------

Operating expenses:
   Advertising ...................................         5,232         22,796
   Professional fees .............................         1,500         23,882
   Consulting fees ...............................        15,000          4,638
   Compensation ..................................        48,797         40,089
   Other selling, general and administrative .....        50,811         56,988
                                                    ------------   ------------

         Total operating expenses ................       121,340        148,393
                                                    ------------   ------------

Loss from operations .............................       (98,961)      (143,202)
                                                    ------------   ------------

Other income (expenses):
   Interest income ...............................            36             90
   Interest expense ..............................          (350)          (753)
                                                    ------------   ------------

         Total other income (expenses) ...........          (314)          (663)
                                                    ------------   ------------

Loss before provision for income taxes ...........       (99,275)      (143,865)

Provision for income taxes .......................             -              -
                                                    ------------   ------------

Net loss .........................................  $    (99,275)  $   (143,865)
                                                    ============   ============


Net loss per common share - basic and diluted ....  $      (0.00)  $      (0.01)
                                                    ============   ============

Weighted average number of shares
   outstanding - basic and diluted ...............    23,075,389     22,306,870
                                                    ============   ============

            See notes to unaudited consolidated financial statements.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Three Months
                                                            Ended March 31,
                                                       ------------------------
                                                          2006           2005
                                                       ---------      ---------
                                                      (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net loss .......................................     $ (99,275)     $(143,865)
                                                       ---------      ---------
  Adjustments to reconcile net loss to net cash
   used in operations:
    Depreciation and amortization ................         2,013          2,596
    Common stock issued for services .............        15,000              -
  Changes in assets and liabilities:
    Accounts receivable ..........................        (3,560)             -
    Prepaid expenses and other ...................         2,967             56
    Due from stockholder .........................         5,000              -
    Deposits .....................................             -          2,145
    Accounts payable and accrued expenses ........       (18,169)        13,290
    Deferred revenues ............................             -           (995)
                                                       ---------      ---------

      Total adjustments ..........................         3,251         17,092
                                                       ---------      ---------

Net cash used in operating activities ............       (96,024)      (126,773)
                                                       ---------      ---------

Cash flows from financing activities:
  Proceeds from sale of common stock .............        87,350              -
  Proceeds from notes payable ....................             -        125,000
  Repayment of loans payable .....................        (2,000)             -
  Increase in loan to officer ....................             -         (4,500)
  Payments on related party advances .............          (500)             -
                                                       ---------      ---------

Net cash provided by financing activities ........        84,850        120,500
                                                       ---------      ---------

Net decrease in cash .............................       (11,174)        (6,273)

Cash - beginning of period .......................        42,832         63,209
                                                       ---------      ---------

Cash - end of period .............................     $  31,658      $  56,936
                                                       =========      =========

Supplemental disclosure of cash flow information:
  Cash paid for :
    Interest .....................................     $     350      $     753
                                                       =========      =========
    Income taxes .................................     $       -      $       -
                                                       =========      =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for services .............     $  15,000      $       -
                                                       =========      =========
    Common stock issued for future services ......     $  37,500      $       -
                                                       =========      =========

            See notes to unaudited consolidated financial statements.

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB of Pricester.com, Inc. and Subsidiary ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

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

On February 11, 2005, Pricester.Com (the "Company") merged into Pricester.com, Inc, ("BA22") a public non-reporting company (that was initially incorporated in Nevada in March 1998 as Business Advantage #22, Inc). BA22 acquired 100% of the Company's outstanding common stock by issuing one share of its common stock for each share of the Company's then outstanding common stock of 21,262,250 shares. The acquisition was treated as a recapitalization for accounting purposes.

Through December 31, 2005, the Company was a developmental stage e-commerce company. The Company currently operates an e-commerce website that enables any business to establish a fully functional online retail presence. Pricester.com is an Internet marketplace which allows vendors to host their website with product and service listings and allows consumers to search for listed products and services.

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the valuation of stock-based compensation, and the useful life of property and equipment and website development.

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments
-----------------------------------

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

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments.

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

Accounts receivable
-------------------

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

Property and equipment
----------------------

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

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Website development
-------------------

Costs that the Company has incurred in connection with developing the Company's websites are capitalized and amortized using the straight-line method over expected useful lives of three years.

Impairment of long-lived assets
-------------------------------

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the period ended March 31, 2006.

Stock-based compensation
------------------------

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The exercise prices of all options granted by the Company equal the market price at the dates of grant in the 2005 period. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the three months ended March 31, 2005:

         Net loss as reported ............................   $(143,865)
         Less: total stock-based employee
         compensation expense determined under fair
         value based method, net of related tax effect ...     (10,000)
                                                             ---------

         Pro forma net loss ..............................   $(153,865)
                                                             =========

         Basic and diluted loss per share:
            As reported ..................................   $    (.01)
                                                             =========
            Pro forma ....................................   $    (.01)
                                                             =========

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As a result of the Company's lack of common stock trading performance in each of the respective years in this table, the overall strike prices of the outstanding options, and the uncertainty about its future economic performance, management has deemed the fair value per option to be $.01, based on the Black-Scholes option valuation model calculation.

Non-employee stock-based compensation
-------------------------------------

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

Loss per common share
---------------------

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2006, there were warrants to purchase 2,025,000 shares of common stock, which could potentially dilute future earnings per share.

Recent accounting pronouncements
--------------------------------

In February 2006 the Financial Accounting Standards Board issued Statement No. 155 ("SFAS No 155"), "Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140". Management does not believe that this statement will have a significant impact as the Company does not use such instruments.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications
-----------------

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 2 - RELATED PARTY TRANSACTIONS

Certain officers of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At March 31, 2006, the Company owed these related parties $2,535.

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 3 - STOCKHOLDERS' DEFICIT

Common Stock
------------

During the three months ended March 31, 2006, the Company sold 320,567 shares of the Company's common stock for net proceeds of $87,350.

During the three months ended March 31, 2006, the Company issued 105,000 shares of common stock for business development services and director services. The Company valued these common shares at the fair market value on the date of grant at per share price of $.50 based on the current selling price of common shares or an aggregate of $52,500. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $15,000 and deferred compensation of $37,500 which will amortized over the remaining service period.

On March 17, 2006, the Company's Chief Executive Officer returned 1,000,000 shares of the Company's common stock to the Company. These shares will be cancelled in May 2006.

Stock Options
-------------

Stock option activity for the three months ended March 31, 2006 is summarized as follows:

                                                   Number of    Weighted average
                                                     shares      exercise price
                                                   ---------    ----------------
         Outstanding at December 31, 2005 .....    2,025,000         $ 0.40
              Granted .........................            -             -
              Exercised .......................            -             -
                                                   ---------         ------

         Outstanding at March 31, 2006 ........    2,025,000         $ 0.40
                                                   =========         ======

The following table summarizes the Company's stock option outstanding at March 31, 2006:

                                Options outstanding and exercisable
                             -----------------------------------------
                                              Weighted        Weighted
                                               average         average
            Range of                         remaining        exercise
         exercise price        Number           life            price
         --------------      ---------      ------------      --------
           $ 0.40            2,025,000      1 year after        0.40
                                             effective
                                            registration

NOTE 4 - GOING CONCERN CONSIDERATIONS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $2,599,444 at March 31, 2006, had net losses and negative cash flows from operations for the three months ended March 31, 2006 of $99,275 and $96,024, respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. During the year ended December 31, 2005, the Company borrowed $262,500 for working capital purposes and sold common shares for net proceeds of $125,950. Additionally, during the three months ended March 31, 2006, the Company sold common shares for net proceeds of $87,350.

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 4 - GOING CONCERN CONSIDERATIONS(continued)

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

NOTE 5 - SUBSEQUENT EVENTS

In April 2006, the Company sold 393,833 shares of common stock for proceeds of $52,090 and a subscription receivable of $20,000.

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

OVERVIEW

         Through December 31, 2005, we were a developmental stage e-commerce company. We currently operate an e-commerce website that enables any business to establish a fully functional online retail presence. Our website, Pricester.com, is an Internet marketplace which allows vendors to host their website with product and service listings and allows consumers to search for listed products and services.

PLAN OF OPERATIONS

         We have only received minimal revenues. We only have sufficient cash on hand to meet funding requirements for the next 60-90 days. We do not have sufficient cash on hand to meet funding requirements for the next twelve months. Although we eventually intend to primarily fund general operations and our marketing program with revenues received from the sale of Pricester Custom Designed Websites, transaction fees and hosting fees, our revenues are not increasing at a rate sufficient to cover our monthly expenses in the near future. We will have to seek alternative funding through debt or equity financing in the next twelve months that could result in increased dilution to the shareholders. No specific terms of possible equity or debt financing have been determined or pursued.

GOING CONCERN

         As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of $2,599,444, a working capital deficit of $29,560 at March 31, 2006, had net losses for the three months ended March 31, 2006 of $99,275, and cash used in operations during the three months ended March 31, 2006 of $96,024. While we are attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

CRITICAL ACCOUNTING POLICIES

         Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for Pricester.com, Inc. includes the useful life of property and equipment and web development costs and stock-based compensation.

         Computer equipment and furniture is stated at cost less accumulated depreciation. Depreciation is computed over the assets' estimated useful lives (five to seven years) using straight line methods of accounting. Maintenance costs are charged to expense as incurred while upgrades and enhancements that result in additional functionality are capitalized.

         We capitalized the costs incurred during the application development stage, which includes costs to design the software configuration and interfaces, coding installation and testing. Costs incurred during the preliminary project along with post implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over three years. Costs to maintain existing product offerings are expensed as incurred.

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

         Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognize the cost resulting from all stock-based payment transactions including shares issued in the financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005.

         Net sales for the three months ended March 31, 2006 were $22,379 as compared to net sales of $5,191 for the three months ended March 31, 2005, an increase of $17,188 or approximately 331%. We are continuing to create customer awareness for our products. Pricester.com's management has temporarily suspended transaction fees for a six month period starting May 1, 2006 in order to attract the acquisition of new vendors to populate the base of participating businesses. The management of Pricester.com does not expect the temporary suspension of these transaction fees to have any significant effect on our results of operations.

         Total operating expenses for three months ended March 31, 2006 were $121,340, a decrease of $27,053, or approximately 18%, from total operating expenses in the three months ended March 31, 2005 of $148,393. This decrease is primarily attributable to:

         * a decrease of $17,564, or approximately 77%, in advertising expense incurred to promote our website and products. The decrease was attributable to decreased spending due to limited financial resources;

         * a decrease of $22,382, or approximately 94%, in professional fees incurred in connection with our SEC filings;

         * an increase of $10,362, or approximately 223%, in consulting fees in connection with the issuance of our common stock for services rendered;

         * an increase of $8,708, or 22%, in compensation expense to $48,797 for the three months ended March 31, 2006 as compared to $40,089 for the three months ended March 31, 2005. This increase is a result of increases in overall compensation expense due to increased staff.

         * a decrease of $6,177, or approximately 11%, in other selling, general and administrative expenses as a result of cost cutting measures.

         We reported a loss from operations of $98,961 for three months ended March 31, 2006 as compared to a loss from operations of $143,202 for three months ended March 31, 2005. Although there can be no assurances, we anticipate that during the fiscal year ending December 31, 2006 our ongoing marketing efforts will result an increase in our net sales from those reported in fiscal 2005. To support these increased sales we anticipate that our operating expenses will also increase during the fiscal year ending December 31, 2006 as compared to the fiscal 2005. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

         Total other expense decreased $349, or approximately 53%, for three months ended March 31, 2006 as compared to three months ended March 31, 2005. Included in this net decrease is:

         * a decrease in interest income of $54 for the three months ended March 31, 2006 which was attributable to the reduction in our cash balances;

         * a decrease of $403, or 53%, in interest expense for the three months ended March 31, 2006 as compared to three months ended March 31, 2005 which reflects a decrease in our borrowings.

         We reported a net loss of $99,275 or $(.00) per share for the three months ended March 31, 2006 as compared to a net loss of $143,864 or $(.01) per share for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2005, we borrowed $262,500 from various parties for working capital purposes. Prior to December 31, 2005, we repaid $8,000 of these loans and issued 258,750 shares of common stock at $1.00 per share to loan holders for settlement of $252,500 of this debt and accrued interest payable of $6,250. During the three months ended March 31, 2006, we repaid the remaining $2,000 loan.

         During 2005 and 2004, we received net proceeds of $125,950 and $467,500 from the sale of our common stock. Additionally, during the three months ended March 31, 2006, we received net proceeds of $87,350 from the sale of our common stock. These funds were used for working capital purposes.

         Net cash flows used in operating activities for the three months ended March 31, 2006 was $96,024 as compared to $143,865 for the three months ended March 31, 2005 and was primarily attributable to our net losses.

         Net cash flows provided by financing activities was $84,850 for the three months ended March 31, 2006 as compared to net cash provided by financing activities of $120,500 for the three months ended March 31, 2005, a decrease of $35,650. For the three months ended March 31, 2006, we received proceeds from the sale of common stock of $87,350 offset by the repayment of related party advances of $500 and the repayment of loans payable of $2,000. For the three months ended March 31, 2005, we received proceeds from loans payable of $125,000 offset by an increase in advances to shareholders of $4,500.

         We reported a net decrease in cash for the three months ended March 31, 2006 of $11,174 as compared to a net decrease in cash of $6,273 for the three months ended March 31, 2005. At March 31, 2006 we had cash on hand of $31,658.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006 the Financial Accounting Standards Board issued Statement No. 155 ("SFAS No 155"), "Accounting for Certain Hybrid Instruments:
An Amendment of FASB Statements No. 133 and 140". Management does not believe that this statement will have a significant impact as the Company does not use such instruments.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2006, we sold 320,567 shares of our common stock for net proceeds of $87,350.

         During the three months ended March 31, 2005, we issued 105,000 shares of common stock for business development services and director services.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On Friday, March 31, 2006, we held our Annual Shareholders Meeting. At that meeting 19,957,400 proxy votes were cast for each of the following Directors to serve on Pricester's Board of Directors:

         o  Howard Neu
         o  Joe Puentes
         o  Edward C. Dillon
         o  Dr. Nelson Stark
         o  Edward J. Dillon
         o  Steve Kontos
         o  Ivan Jimenez

         In addition, we held a Board of Directors meeting on April 6, 2006 and conducted an election of Officers. The results are as follows:

         o  Chief Executive Officer - Edward C. Dillon
         o  President - Joe Puentes
         o  Chief Financial Officer and Secretary & Treasurer - Dr. Nelson Stark
         o  Chairman of the Board - Howard Neu
         o  Director - Edward J. Dillon
         o  Director of International Development - Steve Kontos
         o  Director - Ivan Jimenez

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

                                        Pricester.com, Inc.

May 11, 2006                            By: /s/ Edward C. Dillon
                                            --------------------
                                            Edward C. Dillon
                                            Chief Executive Officer