Form 10QSB
period 2006-06-30
Pricester.Com, Inc.
filed 2006-08-02
CIK 1302913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended June 30, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from ________ to __________


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [_]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [_]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,895,867 shares at July 10, 2006

Transitional Small Business Disclosure Format (Check one): Yes [_]   No [X]

                               PRICESTER.COM, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2006


                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
             As of June 30, 2006..........................................     3

      Consolidated Statements of Operations (Unaudited)
             For the Three Months and Six Months Ended June 30, 2006
             and 2005 ....................................................     4

      Consolidated Statements of Cash Flows (Unaudited)
             For the Six Months Ended June 30, 2006 and 2005..............     5

      Notes to Consolidated Financial Statements .........................  6-11

      Item 2 - Management's Discussion and Analysis or Plan of Operation.. 12-15

      Item 3 - Controls and Procedures....................................    15

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..........................................    15

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds    15

      Item 3 - Default Upon Senior Securities.............................    16

      Item 4 - Submission of Matters to a Vote of Security Holders........    16

      Item 5 - Other Information..........................................    16

      Item 6 - Exhibits...................................................    16

      Signatures..........................................................    16

                       PRICESTER.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash .........................................................    $    19,498
  Accounts receivable ..........................................            550
  Other current asset ..........................................            250
                                                                    -----------

    Total current assets .......................................         20,298
                                                                    -----------

PROPERTY AND EQUIPMENT, net ....................................          8,579
                                                                    -----------

OTHER ASSETS:
  Website development, net .....................................            415
  Deposits .....................................................          1,302
                                                                    -----------

    Total non-current assets ...................................          1,717
                                                                    -----------

Total assets ...................................................    $    30,594
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accruals ................................    $    59,568
  Due to related party .........................................          2,285
  Deferred revenue .............................................          6,093
                                                                    -----------

    Total current liabilities ..................................         67,946
                                                                    -----------

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value, 50,000,000 authorized,
    23,895,867 issued and 22,895,867 outstanding ...............         23,896
  Additional paid-in capital ...................................      2,696,627
  Accumulated deficit ..........................................     (2,731,875)
  Treasury stock, at par (1,000,000 shares) ....................         (1,000)
  Deferred compensation ........................................        (25,000)
                                                                    -----------

    Total stockholders' deficit ................................        (37,352)
                                                                    -----------

Total liabilities and stockholders' deficit ....................    $    30,594
                                                                    ===========

            See notes to unaudited consolidated financial statements.

                                   PRICESTER.COM, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  For the Three Months           For the Six Months
                                                     Ended June 30,                Ended June 30,
                                              ---------------------------   ---------------------------
                                                  2006           2005           2006           2005
                                              ------------   ------------   ------------   ------------
                                               (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Net Sales ................................... $     25,766   $      3,998   $     48,145   $      9,189
                                              ------------   ------------   ------------   ------------

Operating expenses:
   Advertising ..............................        1,127         12,195          6,359         34,991
   Professional fees ........................       12,794            438         14,294         24,320
   Consulting fees ..........................       12,800          2,100         27,800          6,738
   Compensation .............................       72,223         41,267        121,020         81,356
   Other selling, general and administrative        59,364         32,553        110,175         89,541
                                              ------------   ------------   ------------   ------------

         Total operating expenses ...........      158,308         88,553        279,648        236,946
                                              ------------   ------------   ------------   ------------

Loss from operations ........................     (132,542)       (84,555)      (231,503)      (227,757)
                                              ------------   ------------   ------------   ------------

Other income (expenses):
   Interest income ..........................          111             21            147            111
   Interest expense .........................            -         (1,953)          (350)        (2,706)
                                              ------------   ------------   ------------   ------------

         Total other income (expenses) ......          111         (1,932)          (203)        (2,595)
                                              ------------   ------------   ------------   ------------

Loss before provision for income taxes ......     (132,431)       (86,487)      (231,706)      (230,352)

Provision for income taxes ..................            -              -              -              -
                                              ------------   ------------   ------------   ------------

Net loss .................................... $   (132,431)  $    (86,487)  $   (231,706)  $   (230,352)
                                              ============   ============   ============   ============

Net loss per common share - basic and diluted $      (0.01)  $          -   $      (0.01)  $      (0.01)
                                              ============   ============   ============   ============

Weighted average number of shares
   outstanding - basic and diluted ..........   23,819,402     22,306,870     23,449,451     22,306,870
                                              ============   ============   ============   ============

                        See notes to unaudited consolidated financial statements.

                                                   -4-

                                   PRICESTER.COM, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                             --------------------------
                                                                                2006             2005
                                                                             ---------        ---------
                                                                            (Unaudited)      (Unaudited)
Cash flows from operating activities:
  Net loss ............................................................      $(231,706)       $(230,352)
                                                                             ---------        ---------
  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation and amortization .....................................          4,035            5,189
    Common stock issued for services ..................................         20,000                -
    Amortization of deferred compensation .............................         12,500                -
  Changes in assets and liabilities:
    Accounts receivable ...............................................            396                -
    Prepaid expenses and other ........................................          2,717            2,827
    Due from stockholder ..............................................          5,000                -
    Deposits ..........................................................              -            2,145
    Accounts payable and accrued expenses .............................        (11,790)           2,648
    Deferred revenues .................................................          6,093             (995)
                                                                             ---------        ---------

      Total adjustments ...............................................         38,951           11,814
                                                                             ---------        ---------

Net cash used in operating activities .................................       (192,755)        (218,538)
                                                                             ---------        ---------

Cash flows from investing activities:
  Capital expenditures ................................................           (279)               -
                                                                             ---------        ---------

Net cash used in investing activities .................................           (279)               -
                                                                             ---------        ---------

Cash flows from financing activities:
  Proceeds from sale of common stock ..................................        172,450                -
  Proceeds from notes payable .........................................              -          165,000
  Repayment of loans payable ..........................................         (2,000)               -
  Payments on related party advances ..................................           (750)               -
                                                                             ---------        ---------

Net cash provided by financing activities .............................        169,700          165,000
                                                                             ---------        ---------

Net decrease in cash ..................................................        (23,334)         (53,538)

Cash - beginning of period ............................................         42,832           63,209
                                                                             ---------        ---------

Cash - end of period ..................................................      $  19,498        $   9,671
                                                                             =========        =========

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest ..........................................................      $     350        $       -
                                                                             =========        =========
    Income taxes ......................................................      $       -        $       -
                                                                             =========        =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for services ..................................      $  20,000        $       -
                                                                             =========        =========
    Donated common stock used to satisfy payables .....................      $       -        $  10,800
                                                                             =========        =========
    Common stock issued for future services ...........................      $  37,500        $       -
                                                                             =========        =========
    Common stock issued for settlement of accounts payable ............      $  10,000        $       -
                                                                             =========        =========

                        See notes to unaudited consolidated financial statements.

                                                   -5-

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB of Pricester.com, Inc. and Subsidiary ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

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

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

   o Revenues from website hosting fees are recognized when earned. Web hosting fees received in advance are reflected as deferred revenue on the accompanying balance sheet.

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

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Website development
-------------------

Costs that the Company has incurred in connection with developing the Company's websites are capitalized and amortized using the straight-line method over expected useful lives of three years.

Impairment of long-lived assets
-------------------------------

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the period ended June 30, 2006.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The exercise prices of all options granted by the Company equal the market price at the dates of grant in the 2005 period. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the six months ended June 30, 2005:

      Net loss as reported .................................    $(230,352)
      Less: total stock-based employee
      compensation expense determined under fair
      value based method, net of related tax effect ........      (10,000)
                                                                ---------

      Pro forma net loss ...................................    $(240,352)
                                                                =========

      Basic and diluted loss per share:
         As reported .......................................    $    (.01)
                                                                =========
         Pro forma .........................................    $    (.01)
                                                                =========

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation (continued)
------------------------------------

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

Loss per common share
---------------------

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2006, there were warrants to purchase 2,025,000 shares of common stock, which could potentially dilute future earnings per share.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Certain officers of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At June 30, 2006, the Company owed these related parties $2,285.

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 3 - STOCKHOLDERS' DEFICIT

Common Stock
------------

During the three months ended March 31, 2006, the Company sold 320,567 shares of the Company's common stock for net proceeds of $87,350.

During the three months ended March 31, 2006, the Company issued 105,000 shares of common stock for business development services and director services. The Company valued these common shares at the fair market value on the date of grant at per share price of $.50 based on the current selling price of common shares or an aggregate of $52,500. In connection with issuance of these shares, for the six months ended June 30, 2006, the Company recorded stock-based consulting expense of $27,500 and deferred compensation of $25,000 which will amortized over the remaining service period.

On March 17, 2006, the Company's Chief Executive Officer returned 1,000,000 shares of the Company's common stock to the Company.

During the three months ended June 30, 2006, the Company sold 454,333 shares of the Company's common stock for net proceeds of $85,100.

On May 12, 2006, in connection with an employment agreement dated December 12, 2005, the Company issued 20,000 shares of common stock to an employee for services performed. The Company valued these common shares at the fair market value on the date of grant at per share price of $.25 based on the current selling price of common shares. In connection with issuance of these shares, the Company recorded stock-based compensation expense of $5,000. Additionally, the employee is entitled to receive an additional 80,000 shares based on the attainment of certain sales quotas as defined in the employment agreement.

On May 15, 2006, the Company issued 20,000 shares of common stock in connection with a settlement of accounts payable of $10,000.

Stock Options
-------------

Stock option activity for the six months ended June 30, 2006 is summarized as follows:

                                             Number of    Weighted average
                                               shares      exercise price
                                             ---------    ----------------
      Outstanding at December 31, 2005 ...   2,025,000         $ 0.40
           Granted .......................           -              -
           Exercised .....................           -              -
                                             ---------         ------

      Outstanding at June 30, 2006 .......   2,025,000         $ 0.40
                                             =========         ======

The following table summarizes the Company's stock option outstanding at June 30, 2006:

                                 Options outstanding and exercisable
                            ---------------------------------------------
                                               Weighted          Weighted
                                                average           average
         Range of                             remaining          exercise
      exercise price          Number             life              price
      --------------        ---------        ------------        --------
        $ 0.40              2,025,000        1 year after          0.40
                                              effective
                                             registration

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 4 - GOING CONCERN CONSIDERATIONS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $2,731,875 at June 30, 2006, had net losses and negative cash flows from operations for the six months ended June 30, 2006 of $231,706 and $192,755, respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. During the year ended December 31, 2005, the Company borrowed $262,500 for working capital purposes and sold common shares for net proceeds of $125,950. Additionally, during the six months ended June 30, 2006, the Company sold common shares for net proceeds of $172,450.

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

GOING CONCERN

         As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of $2,731,875, a working capital deficit of $47,648 at June 30, 2006, had net losses for the six months ended June 30, 2006 of $231,706, and cash used in operations during the six months ended June 30, 2006 of $192,755. While we are attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

CRITICAL ACCOUNTING POLICIES

         Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for Pricester.com, Inc. include the useful life of property and equipment and web development costs and stock-based compensation.

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

         We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for our various revenues streams:

         We have three primary revenue sources: website design, transaction fees, and hosting fees.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

         Net sales for the six months ended June 30, 2006 were $48,145 as compared to net sales of $9,189 for the six months ended June 30, 2005, an increase of $38,956 or approximately 424%. We are continuing to create customer awareness for our products. Additionally, we have increased our marketing efforts and began offering website hosting services.

         Total operating expenses for the six months ended June 30, 2006 were $279,648, an increase of $42,702, or approximately 18%, from total operating expenses in the six months ended June 30, 2005 of $236,946. This increase is primarily attributable to:

      * a decrease of $28,632, or approximately 82%, in advertising expense incurred to promote our website and products. The decrease was attributable to decreased spending due to limited financial resources;

      * a decrease of $10,026, or approximately 41%, in professional fees incurred in connection with our SEC filings;

      * an increase of $21,062 in consulting fees in connection with the issuance of our common stock for services rendered and amortization of deferred compensation;

      * an increase of $39,664, or 49%, in compensation expense to $121,020 for the six months ended June 30, 2006 as compared to $81,356 for the six months ended June 30, 2005. This increase is a result of increases in overall compensation expense due to increased staff due to the hiring of additional sales and website design personnel.

      * an increase of $20,634, or approximately 23%, in other selling, general and administrative expenses as a result of increase in general expenses and office expenses associated with increase operations of approximately $42,000. This increase was offset by a decrease in site maintenance of approximately $21,000.

         We reported a loss from operations of $231,503 for six months ended June 30, 2006 as compared to a loss from operations of $227,757 for six months ended June 30, 2005. Although there can be no assurances, we anticipate that during the fiscal year ending December 31, 2006 our ongoing marketing efforts will result an increase in our net sales from those reported in fiscal 2005. To support these increased sales we anticipate that our operating expenses will also increase during the fiscal year ending December 31, 2006 as compared to the fiscal 2005. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

         Total other expense decreased $2,392, or approximately 92%, for six months ended June 30, 2006 as compared to six months ended June 30, 2005. Included in this net decrease is:

      * an increase in interest income of $36 for the six months ended June 30, 2006;

      * a decrease of $2,356, or 87%, in interest expense for the six months ended June 30, 2006 as compared to six months ended June 30, 2005 which reflects a decrease in our borrowings.

         We reported a net loss of $231,706 or $(.01) per share for the six months ended June 30, 2006 as compared to a net loss of $230,352 or $(.01) per share for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2005, we borrowed $262,500 from various parties for working capital purposes. Prior to December 31, 2005, we repaid $8,000 of these loans and issued 258,750 shares of common stock at $1.00 per share to loan holders for settlement of $252,500 of this debt and accrued interest payable of $6,250. During the six months ended June 30, 2006, we repaid the remaining $2,000 loan.

         During 2005 and 2004, we received net proceeds of $125,950 and $467,500 from the sale of our common stock. Additionally, during the six months ended June 30, 2006, we received net proceeds of $172,450 from the sale of our common stock. These funds were used for working capital purposes.

         Net cash flows used in operating activities for the six months ended June 30, 2006 amounted to $192,755 and was primarily attributable to our net losses of $231,706 offset by non-cash compensation of $20,000, amortization of deferred compensation of $12,500, and changes in assets and liabilities. Cash used in operations for the six months ended June 30, 2005, was $218,538 attributable to our net loss of $230,352 offset by depreciation of $5,189 and changes in assets and liabilities.

         Net cash flows provided by financing activities was $169,700 for the six months ended June 30, 2006 as compared to net cash provided by financing activities of $165,000 for the six months ended June 30, 2005, an increase of $4,700. For the six months ended June 30, 2006, we received proceeds from the sale of common stock of $172,450 offset by the repayment of related party advances of $750 and the repayment of loans payable of $2,000. For the six months ended June 30, 2005, we received proceeds from loans payable of $165,000.

         We reported a net decrease in cash for the six months ended June 30, 2006 of $23,334 as compared to a net decrease in cash of $53,538 for the six months ended June 30, 2005. At June 30, 2006, we had cash on hand of $19,498.

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


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2006, we sold 454,333 shares of our common stock for net proceeds of $85,100.

         During the three months ended June 30, 2005, we issued 20,000 shares of common stock to an employee for services performed.

         During the six months ended June 30, 2005, we issued 20,000 shares of common stock in connection with a settlement of accounts payable.

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

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS

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

                                        Pricester.com, Inc.

August 1, 2006                          By: /s/ Edward C. Dillon
                                            --------------------
                                            Edward C. Dillon
                                            Chief Executive Officer