Form 10QSB
period 2006-09-30
Pricester.Com, Inc.
filed 2006-10-25
CIK 1302913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2006

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,927,367 shares at October 3, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [x]

                               PRICESTER.COM, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheet (Unaudited)
         As of September 30, 2006   ......................................     3

         Consolidated Statements of Operations (Unaudited)
         For the Three Months and Nine Months Ended September 30,
         2006 and 2005 ...................................................     4

         Consolidated Statements of Cash Flows (Unaudited)
         For the Nine Months Ended September 30, 2006 and 2005............     5

         Notes to Unaudited Consolidated Financial Statements ............  6-11

Item 2 - Management's Discussion and Analysis or Plan of Operation........ 12-15

Item 3 - Controls and Procedures..........................................    15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................    16

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds......    16

Item 3 - Default Upon Senior Securities...................................    16

Item 4 - Submission of Matters to a Vote of Security Holders..............    16

Item 5 - Other Information................................................    16

Item 6 - Exhibits.........................................................    16

Signatures................................................................    16

                       PRICESTER.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash .........................................................    $    24,004
  Accounts receivable (net of allowance for doubtful
   accounts of $550) ...........................................          1,276
  Prepaid expense ..............................................          3,000
                                                                    -----------

   Total current assets ........................................         28,280
                                                                    -----------

PROPERTY AND EQUIPMENT, net ....................................          7,796
                                                                    -----------

OTHER ASSETS:
  Deposits .....................................................          1,302
                                                                    -----------

Total assets ...................................................    $    37,378
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses ........................    $    68,330
  Due to related parties .......................................         76,885
  Deferred revenue .............................................          8,753
                                                                    -----------

   Total current liabilities ...................................        153,968
                                                                    -----------

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value, 50,000,000 authorized,
   23,927,367 issued and 22,927,367 outstanding ................         23,928
  Additional paid-in capital ...................................      2,711,095
  Accumulated deficit ..........................................     (2,838,113)
  Treasury stock, at par (1,000,000 shares) ....................         (1,000)
  Deferred compensation ........................................        (12,500)
                                                                    -----------

   Total stockholders' deficit .................................       (116,590)
                                                                    -----------

Total liabilities and stockholders' deficit ....................    $    37,378
                                                                    ===========

            See notes to unaudited consolidated financial statements.

                                  PRICESTER.COM, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the Three Months               For the Nine Months
                                          Ended September 30,               Ended September 30,
                                     -----------------------------     -----------------------------
                                         2006            2005              2006             2005
                                     ------------     ------------     ------------     ------------
                                     (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Net Sales .......................    $     37,348     $      9,266     $     85,493     $     18,455
                                     ------------     ------------     ------------     ------------

Operating expenses:
  Advertising ...................             791           13,453            7,150           48,444
  Professional fees .............           2,545            4,200           16,839           28,520
  Consulting fees ...............          13,286           10,300           41,086           17,038
  Compensation ..................          65,616           47,267          186,636          128,623
  Other selling, general and
   administrative ...............          61,362           55,205          171,537          144,746
                                     ------------     ------------     ------------     ------------

    Total operating expenses ....         143,600          130,425          423,248          367,371
                                     ------------     ------------     ------------     ------------

Loss from operations ............        (106,252)        (121,159)        (337,755)        (348,916)
                                     ------------     ------------     ------------     ------------

Other income (expenses):
  Interest income ...............              14               32              161              143
  Interest expense ..............               -           (4,096)            (350)          (6,802)
                                     ------------     ------------     ------------     ------------

    Total other income (expenses)              14           (4,064)            (189)          (6,659)
                                     ------------     ------------     ------------     ------------

Loss before provision for
 income taxes ...................        (106,238)        (125,223)        (337,944)        (355,575)

Provision for income taxes ......               -                -                -                -
                                     ------------     ------------     ------------     ------------

Net loss ........................    $   (106,238)    $   (125,223)    $   (337,944)    $   (355,575)
                                     ============     ============     ============     ============

Net loss per common share -
 basic and diluted ..............    $          -     $      (0.01)    $      (0.01)    $      (0.02)
                                     ============     ============     ============     ============

Weighted average number of shares
 outstanding - basic and diluted       23,914,171       22,315,196       23,606,060       22,148,965
                                     ============     ============     ============     ============

                      See notes to unaudited consolidated financial statements.

                                                 -4-

                       PRICESTER.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Nine Months
                                                           Ended September 30,
                                                         ----------------------
                                                            2006         2005
                                                         ---------    ---------
                                                        (Unaudited)  (Unaudited)
Cash flows from operating activities:
  Net loss ...........................................   $(337,944)   $(355,575)
                                                         ---------    ---------
  Adjustments to reconcile net loss to net
   cash used in operations:
    Depreciation and amortization ....................       5,233        6,037
    Common stock issued for services .................       7,500            -
    Amortization of deferred compensation ............      37,500            -
  Changes in assets and liabilities:
    Accounts receivable ..............................        (330)           -
    Prepaid expenses and other .......................         (33)       1,507
    Due from stockholder .............................       5,000            -
    Deposits .........................................           -        2,145
    Accounts payable and accrued expenses ............      (3,028)       8,863
    Deferred revenues ................................       8,753         (995)
                                                         ---------    ---------

      Total adjustments ..............................      60,595       17,557
                                                         ---------    ---------

Net cash used in operating activities ................    (277,349)    (338,018)
                                                         ---------    ---------

Cash flows from investing activities:
  Capital expenditures ...............................        (279)           -
                                                         ---------    ---------

Net cash used in investing activities ................        (279)           -
                                                         ---------    ---------

Cash flows from financing activities:
  Proceeds from sale of common stock .................     186,950       25,000
  Proceeds from loans payable ........................           -      262,500
  Repayment of loans payable .........................      (2,000)      (5,000)
  Proceeds from related parties ......................      74,600        2,000
  Payments on related party advances .................        (750)           -
                                                         ---------    ---------

Net cash provided by financing activities ............     258,800      284,500
                                                         ---------    ---------

Net decrease in cash .................................     (18,828)     (53,518)

Cash - beginning of period ...........................      42,832       63,209
                                                         ---------    ---------

Cash - end of period .................................   $  24,004    $   9,691
                                                         =========    =========

Supplemental disclosure of cash flow information:
  Cash paid for :
    Interest .........................................   $     350    $       -
                                                         =========    =========
    Income taxes .....................................   $       -    $       -
                                                         =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services ...................   $  20,000    $       -
                                                         =========    =========
  Donated common stock used to satisfy payables ......   $       -    $  25,001
                                                         =========    =========
  Common stock issued for debt and interest ..........   $       -    $ 143,250
                                                         =========    =========
  Common stock issued for future services ............   $  37,500    $       -
                                                         =========    =========
  Common stock issued for settlement of
   accounts payable ..................................   $  10,000    $       -
                                                         =========    =========

            See notes to unaudited consolidated financial statements.

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB of Pricester.com, Inc. and Subsidiary ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

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

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the valuation of stock-based compensation, allowance for doubtful accounts, and the useful life of property and equipment and website development.

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Website development
-------------------

Costs that the Company has incurred in connection with developing the Company's websites are capitalized and amortized using the straight-line method over expected useful lives of three years.

Impairment of long-lived assets
-------------------------------

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the period ended September 30, 2006.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The exercise prices of all options granted by the Company equal the market price at the dates of grant in the 2005 period. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the nine months ended September 30, 2005:

         Net loss as reported ..........................      $(355,575)
         Less: total stock-based employee
         compensation expense determined under fair
           value based method, net of related tax effect        (10,000)
                                                              ---------

         Pro forma net loss ............................      $(365,575)
                                                              =========

         Basic and diluted loss per share:
               As reported .............................      $    (.02)
                                                              =========
               Pro forma ...............................      $    (.02)
                                                              =========

As a result of the Company's lack of common stock trading performance in each of the respective years in this table, the overall strike prices of the outstanding options, and the uncertainty about its future economic performance, management has deemed the fair value per option to be $.01, based on the Black-Scholes option valuation model calculation.

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

Loss per common share
---------------------

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2006, there were warrants to purchase 2,025,000 shares of common stock, which could potentially dilute future earnings per share.

Recent accounting pronouncements
--------------------------------

In February 2006, the Financial Accounting Standards Board issued Statement No. 155 ("SFAS No 155"), "Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140". Management does not believe that this statement will have a significant impact as the Company does not use such instruments.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company advance funds to the Company for working capital purposes. These advances are non-interest bearing and are payable on demand. At September 30, 2006, the Company owed these related parties $76,885.

NOTE 3 -  STOCKHOLDERS' DEFICIT

Common Stock
------------

During the three months ended March 31, 2006, the Company sold 320,567 shares of the Company's common stock for net proceeds of $87,350.

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 3 - STOCKHOLDERS' DEFICIT (continued)

Common Stock (continued)
------------------------

During the three months ended March 31, 2006, the Company issued 105,000 shares of common stock for business development services and director services. The Company valued these common shares at the fair market value on the date of grant at per share price of $.50 based on the current selling price of common shares or an aggregate of $52,500. In connection with issuance of these shares, for the nine months ended September 30, 2006, the Company recorded stock-based consulting expense of $40,000 and deferred compensation of $12,500 which will amortized over the remaining service period.

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

During the three months ended September 30, 2006, the Company sold 31,500 shares of the Company's common stock for net proceeds of $14,500.

Stock Options
-------------

On July 28, 2006, the Company entered into an investor relation agreement with a term of one year. In connection with this agreement, the Company granted 250,000 options with an exercise price of $2.50 and expires on August 1, 2009. The first 125,000 options will vest on February 1, 2007 and the remaining options will vest on August 1, 2007, however, the options may vest earlier if the Company experiences material change of control as defined in the investor relations agreement. Additionally, the Company has unconditional right of termination during the period February 1, 2007 to February 8, 2007 which will cease further payments and cancel all options granted unless the exercise price is lower than the fair market value of the common stock. In accordance with EITF D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Non-employee", the Company did not value these unvested and forfeitable options and treated as unissued for accounting purposes until future services are received, satisfied and options are fully vested.

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 3 - STOCKHOLDERS' DEFICIT (continued)

Stock Options (continued)
-------------------------

Stock option activity for the nine months ended September 30, 2006 is summarized as follows:

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
                                             =========         ======

The following table summarizes the Company's stock option outstanding at September 30, 2006:

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
                                              effective
                                             registration


NOTE 4 - GOING CONCERN CONSIDERATIONS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $2,838,113 at September 30, 2006, had net losses and negative cash flows from operations for the nine months ended September 30, 2006 of $337,944 and $277,349, respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. During the year ended December 31, 2005, the Company borrowed $262,500 for working capital purposes and sold common shares for net proceeds of $125,950. Additionally, during the nine months ended September 30, 2006, the Company sold common shares for net proceeds of $186,950.

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

GOING CONCERN

         As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of $2,838,113, a working capital deficit of $125,688 at September 30, 2006, had net losses for the nine months ended September 30, 2006 of $337,944, and cash used in operations during the nine months ended September 30, 2006 of $277,349. While we are attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

         Net sales for the nine months ended September 30, 2006 were $85,493 as compared to net sales of $18,455 for the nine months ended September 30, 2005, an increase of $67,038 or approximately 363%. We are continuing to create customer awareness for our products. Additionally, we have increased our marketing efforts and began offering website hosting services.

         Total operating expenses for the nine months ended September 30, 2006 were $423,248, an increase of $55,877, or approximately 15%, from total operating expenses in the nine months ended September 30, 2005 of $367,371. This increase is primarily attributable to:

      * a decrease of $41,294, or approximately 85%, in advertising expense incurred to promote our website and products. The decrease was attributable to decreased spending due to limited financial resources;

      * a decrease of $11,681, or approximately 41%, in professional fees incurred in connection with our SEC filings;

      * an increase of $24,048 in consulting fees in connection with the issuance of our common stock for services rendered and amortization of deferred compensation;

      * an increase of $58,013, or 45%, in compensation expense to $186,636 for the nine months ended September 30, 2006 as compared to $128,623 for the nine months ended September 30, 2005. This increase is a result of increases in overall compensation expense due to increased staff due to the hiring of additional sales and website design personnel.

      * an increase of $26,791, or approximately 19%, in other selling, general and administrative expenses as a result of increase in general expenses and office expenses associated with increase operations of approximately $62,000. This increase was offset by a decrease in site maintenance of approximately $35,000.

         We reported a loss from operations of $337,755 for nine months ended September 30, 2006 as compared to a loss from operations of $348,916 for nine months ended September 30, 2005. Although there can be no assurances, we anticipate that during the fiscal year ending December 31, 2006 our ongoing marketing efforts will result an increase in our net sales from those reported in fiscal 2005. To support these increased sales we anticipate that our operating expenses will also increase during the fiscal year ending December 31, 2006 as compared to the fiscal 2005. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

         Total other expense decreased $6,470, or approximately 97%, for nine months ended September 30, 2006 as compared to nine months ended September 30, 2005. Included in this net decrease is:

      * an increase in interest income of $18 for the nine months ended September 30, 2006 ;

      * a decrease of $6,452, or 95%, in interest expense for the nine months ended September 30, 2006 as compared to nine months ended September 30, 2005 which reflects a decrease in our borrowings.

         We reported a net loss of $337,944 or $(.01) per share for the nine months ended September 30, 2006 as compared to a net loss of $355,575 or $(.02) per share for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2005, we borrowed $262,500 from various parties for working capital purposes. Prior to December 31, 2005, we repaid $8,000 of these loans and issued 258,750 shares of common stock at $1.00 per share to loan holders for settlement of $252,500 of this debt and accrued interest payable of $6,250. During the nine months ended September 30, 2006, we repaid the remaining $2,000 loan.

         During 2005 and 2004, we received net proceeds of $125,950 and $467,500 from the sale of our common stock. Additionally, during the nine months ended September 30, 2006, we received net proceeds of $186,950 from the sale of our common stock. These funds were used for working capital purposes.

         Net cash flows used in operating activities for the nine months ended September 30, 2006 amounted to $277,349 and was primarily attributable to our net losses of $337,944 offset by non-cash compensation of $7,500, amortization of deferred compensation of $37,500, depreciation of $5,233, and changes in assets and liabilities. Cash used in operations for the nine months ended September 30, 2005, was $338,018 attributable to our net loss of $355,575 offset by depreciation of $6,037 and changes in assets and liabilities of $ 11,520.

         Net cash flows used in investing activities for the nine months ended September 30, 2006 amounted to $279 as compared to net cash used in investing activities of $0 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, we used cash for capital expenditures of $279.

         Net cash flows provided by financing activities was $258,800 for the nine months ended September 30, 2006 as compared to net cash provided by financing activities of $284,500 for the nine months ended September 30, 2005, a decrease of $25,700. For the nine months ended September 30, 2006, we received proceeds from the sale of common stock of $186,950 and proceeds of $74,600 from related party advances offset by the repayment of related party advances of $750 and the repayment of loans payable of $2,000. For the nine months ended September 30, 2005, we received proceeds from loans payable of $262,500, proceeds from the sale of common stock of $25,000, and proceeds of $2,000 from related party advances. Additionally, we repaid loans payable of $5,000.

         We reported a net decrease in cash for the nine months ended September 30, 2006 of $18,828 as compared to a net decrease in cash of $53,518 for the nine months ended September 30, 2005. At September 30, 2006, we had cash on hand of $24,004.

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

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2006, we sold 31,500 shares of our common stock for net proceeds of $14,500.

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

                                       Pricester.com, Inc.

                                       By: /s/ Edward C. Dillon
                                           --------------------
October 24, 2006                           Edward C. Dillon
                                           Chief Executive Officer