Form 10KSB
period 2006-12-31
Pricester.Com, Inc.
filed 2007-04-12
CIK 1302913

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-KSB

                              --------------------

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended: December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number 333-118993

                              --------------------

                               Pricester.com, Inc.
              (Exact name of Small Business Issuer in its charter)

                              --------------------

              Nevada                                       41-2137356
     (State or other jurisdiction                       (I.R.S. Employer
        of incorporation or                              Identification
       organization) Number)


    3900 Hollywood Blvd. Suite 203,
             Hollywood, FL                                   33021
(Address of principal executive offices)                   (Zip Code)


                                  954-272-1200
               Registrant's Telephone number, including area code


Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $.001 par value

Check whether the Corporation (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for at least the
past 90 days.                                               Yes  [X]     No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                            Yes  [ ]     No  [X]

The Corporation's revenues for the year ended December 31, 2006 were $139,338. As of February 28, 2007, the market value of the Corporation's voting $.00l par value common stock held by non-affiliates of the Corporation was $4,315,339.60

The number of shares outstanding of Corporation's only class of common stock, as of December 31, 2006 was 23,971,617 and February 28, 2007 was 24,501,617 shares of its $.001 par value common stock, respectively.

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)   Yes  [ ]     No  [X]

================================================================================

                                     PART I
ITEM 1.    BUSINESS

Overview
--------

Pricester.com, Inc. was originally incorporated in the State of Nevada on March 19, 1998 under the name Business Advantage No. 22, Inc. Due to non-filing of annual reports, the corporate charter of Business Advantage No. 22, Inc. was revoked. In June 2004, Business Advantage No. 22, Inc. was reinstated. On June 4, 2004, Business Advantage No. 22, Inc. entered into an Agreement and Plan of Reorganization with Pricester.com, Inc., a Florida Corporation to merge Pricester Florida into Business Advantage No. 22, Inc. On June 4, 2004, in anticipation of the merger, the name of Business Advantage No. 22, Inc. was changed to Pricester.com, Inc.

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

In conjunction with the merger transaction, Pricester Florida entered into an agreement with Taking a Company Public, an entity controlled by Dennis Jordan. These services include advisement in all administrative, legal and financial aspects of going public. Pursuant to the agreement, Taking a Company Public will receive consulting fees of $80,000 of which $45,000 has been paid to date. The agreement terminated in June 2006 when the newly merged Pricester Nevada became fully trading on the NASD Bulletin Board.

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

Pricester.com, Inc. was in a development stage company through Decemer 31, 2005 and has a lack of material revenues. Our products and services have been active since January 2004 and have only generated revenue of $139,338 for the year ended December 31, 2006 and $23,302 for the year ended December 31, 2005. We have yet to generate substantial revenue because our primary marketing objective has been to first build a large gathering of web based vendors, traditional small businesses, and established national retailers, to offer a diverse and extensive variety of goods and services. We have attracted upwards of 10,810 websites to date with over 134,674 item listings.

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

Even though our revenues for the years ended December 31, 2006 and 2005 were minimal, American consumers in the third quarter of 2005, spent $22.3 billion buying goods online. Based on recent U.S. Census Bureau statistics, this seemingly large figure represents a miniscule 2.3 percent of total U.S. retail sales for the period. Based on in-house research, virtually all major retailers, from the major department store companies to electronic and apparel retailers, maintain a presence online with easy-to-use, comprehensive web shopping sites. Small, owner-operated businesses, the largest component of America's retail industry, have only a minor presence on the web. We believe the likely reason is that establishing a fully functional e-commerce website on which:

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

The following is a summary of the products and services currently offered or in development. A further discussion of each product and service follows.

Products and Services      Status                Fees                        Launched
-----------------------    ------------------    ------------------------    --------
Pricester (do it
  yourself) Website        On Hold                $0                          Jan 2004
Store                      Active                $0 listing fee
                                                  - 1-4% transaction fee*     Jan 2004
Barter                     Active                $0 listing fee
                                                  - 1-4% transaction fee*     Jan 2004
Auction                    Active                $0 listing fee
                                                  - 1-4% transaction fee*     Jan 2004
Wanted                     Active                $0                           Jan 2004
Request for Quote          On Hold               $0 listing fee
                                                  - 1-4% transaction fee*     Jan 2004
Zip code search            On Hold                 $0                         Jan 2004
Pricester Custom
  Designed Websites        Active                $29.95 setup - $2,500.00     Feb 2006
Pricester Hosting          Active                $8.95-$49.95                 Feb 2006
Pricester Travel           On Hold                Fees charged by
                                                  World Choice Travel               --
Affiliates Program         Active                $0                           Jan 2004
Pricester Tools Payment
   System                  Active                $0                           Jan 2004
Pricester Search Engine
   Wizard                  Active                $0                           Jan 2004
Pricester Community        On Hold               $0                           Jan 2004
Lead Generation Program    In development        Not yet determined           Unknown
Bold Listings              Active                $.50 per item                Jan 2004
Highlight Option           Active                $1.00 per item               Jan 2004
Special Icon               Active                $.50 per item                Jan 2004
Featured Listing           Active                $1.00 per item               Jan 2004
Premiere Listing           Inactive              $5.00 per item               Jan 2004
Category Banners           Active                $50.00 per month             Jan 2004
Specialty Stores           future development    Not yet determined           Unknown

* Note: Transaction fees are currently suspended till our shopping mall reaches critical mass at which time we will reinstate the following 1-4% sliding scale which will operate as follows:

     - Transactions ranging from $.01 through $400 are charged at 4% of the transaction

     - Transactions ranging from $400.01 through $1,000 are charged at 3.25% of the transaction

     - Transactions ranging from $1000.01 through $5,000 are charged at 3% of the transaction

     - Transactions ranging from $5,000.01 through $50,000 are charged at 1.5% of the transaction

     - Transactions ranging from $50,000.01 through $1,000,000 are charged at 1% of the transaction

We will generate revenues through the following sources:

     - Store Transaction Fees. A sliding scale transaction fee on the dollar amount of the successfully completed auction of an item ranges from a low of 1% for items over $1,000 to 4% for items less than $25 in value.

     - Store Listing Fee. There are no listing fees for items listed in the Pricester Store system.

     - Auction Transaction Fees. A sliding scale transaction fee on the dollar amount of the successfully completed auction of an item ranges from a low of 1% for items over $1,000 to 4% for items less than $25 in value.

     - Auction Listing Fee. Currently there are no listing fees for auction items.

     - Barter Transaction Fees. A sliding scale transaction fee on the dollar amount of the value specified for a successfully completed barter of an item that ranges from a low of 1% for items over $1,000 to 4% for items less than $10 in value.

     - Barter Listing Fee. Currently there are no listing fees for barter items.

     - Bold Listings. An added feature that makes the vendors listing more attractive to the eye, which will attract more consumers to the listing(s). We will charge $.50 per auction item or $.50 per month per listed store item.

     - Highlight Option. An item is shown with a special background color of consumer's choice on the listing pages. We will charge $1.00 per auction item or $1.00 per month per listed store item.

     - Special Icon. A choice of icon will get listed alongside the auction title. We will charge $.50 per auction item.

     - Featured Listing. The listing is displayed above all other listings at the top of their respective categories, and any matching search results. We will charge $1.00 per auction item or $1.00 per month per listed store item.

     - Premiere Listing. When displayed in listings, a premiere item displays the associated premiere icon next to the item. Most importantly, premiere listing will also be displayed on the main auction entry page at some point, regardless of which category or subcategory. We will charge $5.00 per auction item or $5.00 per month per listed store item.

Currently Inactive

     - Category Banners. These banners can be purchased for each category item. We will initially charge $50.00 per month per category. We will charge more per month per category and receive additional revenue from a banner rotation service.

     - Specialty Stores. We will also introduce specialty stores which will be catered to industries, allowing certain built in features to be included with the website.

     - Pricester Custom Designed Websites. We will design and install fully functional informational or e-commerce enabled websites for fees ranging from $29.95 to $2,500.00. Hosting fees ranging from $8.95 to $49.95 apply.

The amount of revenue from the products and services cannot be quantified any further than the % since each transaction fee will related directly to the cost of the item sold, bartered, etc.

Note: Transaction fees are currently suspended till our shopping mall reaches critical mass at which time we will reinstate the 1-4% sliding scale fee structure.

*PRICESTER (DO IT YOURSELF) WEBSITE: Our do it yourself website allows any business or aspiring business person, even a hobbyist with a handful of items to sell, to set up a customized, fully functional retail outlet. The Pricester (do it yourself) website is a content driven web site with a built in shopping cart (e-commerce) that eliminates the need for a web-designer and the associated costs.

*This service is temporarily on hold while we focus on the Pricester Custom Designed Websites marketing strategies.

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

An entire functioning retail site can be set up on www.pricester.com using the site's array of menu driven, user-friendly website construction tools. We provide the new "e-tailer" with everything an e-commerce site needs to execute and process orders, including:

     - integration of a payment system, - customer order tracking and - shipping calculators.

Our site calculates shipping costs via an array of alternative shipping methods and carriers. All the e-tailer has to do is fulfill the order by shipping the goods to the customer.

The Pricester Store enables the e-tailer to manage:

     -    the progress of sales,
     -    payment status,
     -    shipping status,
     -    confirmations and cancellations and
     -    includes email notification to their customers.

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

*REGION OR ZIP CODE SEARCH: A search is conducted to find local vendors by region or zip code area who provide a specific item, product or service. The results will list the name and location(s) of Pricester.com sellers who offer the item, product or service.

*Note: REGION OR ZIP CODE SEARCH is currently suspended till our shopping mall reaches critical mass at which time we will have enough data to support the service.

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

Our technical staffers design and install Pricester Customized Websites that includes formatting the text for pages such as but not limited to:

     -    Formatting the text for pages such as: Home Page, About Us Page,
     -    Contact Page and a Privacy Statement
     -    Setup of your payment and shipping details page
     - Conversion of your company logo and slogan/banner into a digital image format
     - Integration of pictures and details of your first 10 products and services.
     - Integration of a website payment system (Pay Pal) enabling you to accept all major credit cards.
     - Configuration of your website manager, which manages your orders and items.
     - Registration of a personalized domain name that will allow for promotion of personalized domain name easily to friends, relatives and customers. Example: www.yourname.com

The website will have the ability to:

     -    auction
     -    buy
     -    sell
     -    post items
     -    barter and trade with no listing or programming fees.

We developed this program to respond to the needs of people who lack experience in developing websites, computer use or time.

PRICESTER TRAVEL: This service is currently on hold while we evaluate the adequate 3rd party provider to provide the services required by Pricester members.

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

This transaction takes place as follows:

     -    Member A refers member B using in house affiliate program
     -    Member B incurs fess for Pricester.com services
     - Member B makes payment to their account and at that moment 10% of the fee collected by us is credited to Member A's account on

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

Pricester now allows the integration of CardService International (merchant) payment processing in the Pricester tools payment system. We have an oral agreement with CardService International to provide these services to Pricester Stores via an API payment integration. CardService International requires a merchant approval process conducted directly between merchant and vendor. All payments are collected by merchant and the funds are disbursed to vendor minus applicable transaction and monthly fees.

PRICESTER.COM SEARCH ENGINE: An e-commerce web portal connecting consumers, retailers and wholesalers to a proprietary network. Pricester.com provides complete integration of buyer and seller, bringing the consumer/business directly to the seller's site.

WIZARD: Pricester Wizard is a guided tour that walks members through the process of:

     -    creating websites,
     -    listing items, and
     -    managing their Pricester website

*PRICESTER COMMUNITY: An online forum dedicated to providing answers to questions about:

     -    sales,
     -    purchases,
     -    shipping tips and
     -    experiences between current members.

*Note: PRICESTER COMMUNITY is currently on hold due to a shortage of members using the service. All help and support request are handled directly via email, fax or telephone.

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

SERVICE INTERRUPTIONS AND DELAYS. Our service interruptions and delays have been limited to less than 1% downtime. In order to decrease the down time, we added redundancy equipment to our network that provides alternative equipment to be used in the event of hardware failure. This equipment includes multiple server, raid drives (multiple hard drives) and rotational backups of our system and services.

COSTS OF OPERATION. In order to provide the above services, we currently employ personnel for management, customer support, technical support, Internet marketing and web design and contract for sales personnel. We also lease the appropriate hardware and support the continued development of our software that runs our web based services. To provide all of the services listed above, our monthly expenses are approximately $35,016. The breakdown of the $35,016 is as follows:

Payroll & Taxes ..........................     $21,676
Rent .....................................       3,200
Electric .................................         500
Telecommunications .......................       1,500
Ongoing development With Xcent ...........         500
Network maintenance ......................       1,000
Internet marketing .......................         200
Travel & Entertainment ...................         500
Accounting services ......................       1,500

Advertising ..............................         750
Office supplies ..........................         250
Postage ..................................         100
Legal ....................................       1,500
Insurance ................................       1,840
                                               -------
                                               $35,016
                                               =======

We intend to give 10% of any net profits to charity. A list of charities has not yet been compiled. This donation program will commence at a yet to be determined time based on profitability.

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

REVENUE STREAMS

Although most of our products and services have been active since January 2004, we have not generated significant revenues. This is directly related to the number of vendors (currently 11,643) listing over 199,516 items. During 2006, we commenced marketing our Website design services and hosting plans. As the number of vendors increases and marketing commences, the number of visitors to our website should increase and our revenue stream should increase significantly with collected fees and monthly hosting fees.

To date, we have focused on bringing vendors (members) to populate the site in order that consumers can visit a populated community. Once the site has been populated to a sufficient degree, we will introduce a marketing campaign to bring the buyer and seller together.

We intend to track revenues by category if our revenues increase. Our revenues have been generated by approximately 650 Pricester Website sales, miscellaneous service and transaction fees of $ $139,338.00for the year ended December 31, 2006 and by 99 Pricester Website sales for the year ended December 31, 2005. To date, no marketing funds have been expensed to bring consumers to the site. We estimate this will start in the third or fourth quarter of 2007.

In order to successfully expand our number of users of our electronic commerce services, we must employ significant monetary resources to the consistent development of applications and innovative tools to assist the buyers and sellers interaction.

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

Marketing Strategies
--------------------

We intend to establish a national market presence using the following approaches in order to gain brand awareness:

Conducting public relations campaign using

     -    television
     -    radio
     -    press releases
     -    Internet marketing
     -    newspaper and magazines

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

Third Party Providers
---------------------

CI Host.com, a web hosting company provides us the hardware and software to run our portal. They also provide ongoing phone support and hardware maintenance and replacement in the event of failure. We have orally renewed a 12 month lease starting as of April 8, 2005. This lease automatically renews every year. Our monthly lease is $659.00. CI Host's Terms and Conditions of Use provide for discontinuation of services or denial of use by CI Host at any time if we were to engage in unacceptable uses or cause harm to the server or a customer.

On July 12, 2004, we entered into a written agreement with Professional Microsystems Incorporated D/B/A as Xcent for the development of our web based applications. We orally agreed that any work order we submit, based on our needs to develop and improve our current portal, is provided at the rate of $90 per man hour. Currently, we owe Xcent for ongoing work orders a balance of $4552.50. We may terminate any open work order by written notice to Xcent. Xcent will be reimbursed for costs expended to date and other costs resulting from the termination. We may also terminate the agreement for default if Xcent becomes involved in bankruptcy or other legal proceedings that in our opinion interferes with the performance of services or if Xcent fails to perform under the agreement and does not cure within ten days after receipt of written notice from Pricester Nevada.

Insurance
---------

We have in force workman's comp and general liability insurance. We currently have Directors and Officers' insurance for which we pay approximately $1,400.00

Competition
-----------

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

Research and Development
------------------------

In the year ended December 31, 2006, we successfully researched new technologies and identified potential market segments that we plan to market in 2007.

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

Further, the application of existing laws to our operations regulating or requiring licenses for certain businesses of our vendors including, for example, distribution of pharmaceuticals, alcohol, tobacco or firearms, as well as insurance and securities brokerage and legal services, can be unclear.Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Web.

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

Employees
---------

We currently have eleven full-time employees and three part-time employees. As operations increase and revenues allow, we will have to employ an undetermined number of designers and programmers in addition to obtaining additional sales persons on an independent contractor, commission only basis. We enjoy good employee relations. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement.

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

Risks Related To Our Business

OUR WEAK FINANCIAL CONDITION HAS RAISED, AND WILL LIKELY CONTINUE TO RAISE, SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A "GOING CONCERN." WE HAVE EXPERIENCED HISTORICAL LOSSES. WE MAY HAVE TO CEASE OPERATIONS IF WE DO NOT GENERATE MEANINGFUL REVENUE AND ACHIEVE PROFITABILITY AND INVESTORS MAY LOSE THEIR INVESTMENT.

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. For the fiscal years ended December 31, 2006 and 2005, we experienced net losses of $(469,819) and $(789,696), respectively. At December 31, 2006, we had an accumulated deficit of $(2,969,988). Our operating results for future periods will include significant expenses, including product development expenses, sales and marketing costs, programming and administrative expenses, for which we may not have offsetting revenues or available capital. As a result, we may never generate meaningful revenue and/or achieve profitability in the future.

Our current working capital deficit at December 31, 2006, among other factors, resulted in our independent certified public accountants modifying their audit report on our consolidated financial statements for the fiscal years ended December 31, 2006 and 2005 to express substantial doubt as to our ability to continue as a going concern. We remain in need of substantial additional investment capital to fund our longer-term operating needs, including the servicing of our remaining debt obligations and the conducting of those marketing activities we believe necessary to achieve meaningful sales growth.

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

         WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2006. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2007.

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

Our future results and ability to compete will be dependent, in large part, upon the marketing and sales of our developed proprietary products and technologies, the development of future proprietary products and technologies and the commercialization of our products. We intend to rely primarily upon copyright, trade secret and trademark laws to protect the proprietary components of our systems. While we have filed U.S. patent applications covering certain of our systems, the patent applications may not result in the issuance patent. Additionally, if granted, any patent may be successfully challenged and will not provided us with meaningful proprietary protections or that we may not have the financial resources to mount sustained patent defense. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others or if others assert their rights against us. The failure to successfully protect our intellectual property and proprietary rights could enable others to duplicate or claim our rights products and systems which may result in decreases in our results of operations, liquidity and cash flows. Any such decreases may correspondingly decrease the market price of our common stock.

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

         THE MARKET PRICE FOR OUR COMMON STOCK MAY BE SUBJECT TO EXTREME VOLATILITY, WHICH MAY CAUSE YOU TO LOSE SOME OR ALL OF YOUR INVESTMENT.

The market for securities of high-technology companies, including companies such as ours that participate in emerging markets, has historically been more volatile than the market for stocks in general. As a result, the price of our common stock may be subject to wide fluctuations in response to factors some of which are beyond our control, including, without limitation, the following:

     -    Quarter-to-quarter variations in our operating results;
     -    Our announcement of material events;
     -    Price fluctuations in sympathy to others engaged in our industry; and,
     -    The effects of media coverage of our business.

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

Our shareholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

     - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

     - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

     - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

     - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

     - The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

ITEM 2.  PROPERTIES

         We lease an office facility from Boulder Management Company pursuant to a lease that began July 1, 2004. The office facility is located at 3900 Hollywood Boulevard, Suite 203 Hollywood, FL 33021. The facility consists of 1,600 square feet for the minimum lease payments of $3,200 per month and terminates in June 2007. We believe that this facility is sufficient for our current needs.

ITEM 3.  LEGAL PROCEEDINGS.

Pricester is not involved in any legal proceedings at this date.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2006, no matters were submitted to a vote of Pricester's security holders, through the solicitation of proxies.

                                     PART II

ITEM 5.   MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information. Pricester began trading publicly on the NASD Over the Counter Bulletin Board in June 2006 under the symbol "PRCC".

The following table sets forth the range of high and low bid quotations for Pricester's common stock as reported on the NASD Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

         Quarter  Ended                High Bid             Low Bid
         --------------                --------             -------
             6/30/06                    $2.50                $2.50
             9/30/06                    $0.85                $0.85
            12/31/06                    $0.73                $0.73

Holders.  The approximate number of record holders of Pricester is 254.

Dividends. Holders of Pricester common stock are entitled to receive such dividends as may be declared by its board of directors.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

PLAN OF OPERATIONS
------------------

We have only received minimal revenues. Our revenues for the years ended December 31, 2006 and 2005 have been generated by the sale of approximately 650 Pricester Website sales and miscellaneous service and transaction fees of $139,338 for the year ended December 31, 2006 and 99 Pricester Website sales and miscellaneous service and transaction fees of $23,302 for the year ended December 31, 2005. We only have sufficient cash on hand to meet funding requirements for the next 60-90 days. We do not have sufficient cash on hand to meet funding requirements for the next twelve months. Although we eventually intend to primarily fund general operations and our marketing program with revenues received from the sale of the Pricester Custom Designed Websites, hosting and transaction fees, our revenues are not increasing at a rate sufficient to cover our monthly expenses in the near future. We will have to seek alternative funding through debt or equity financing in the next twelve months that could result in increased dilution to the shareholders. No specific terms of possible equity or debt financing have been determined or pursued.

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

         Milestone 1. Of our current 28,650 user members, 11,643 have developed websites with over 199,516 item listings. We expect to list upwards of 250,000 products in the near future. As we develop relationships with the retailers of these products, we hope to attract more small businesses to the site, sign on additional members and list more products and services as well as vendor websites on our site.

          Milestone 2. We currently have fourteen salespersons and/or national distributors working as independent contractors under our existing salesperson program. Within the next 6-9 months, we will contract with additional salespersons throughout the United States who will sell the Pricester Custom Designed Websites for $132 to $2,500. These sales people will be paid on a commission basis only.

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

         We intend to secure PI (Per Inquiry) deals with television, radio, newspapers and magazines on a commission only basis. These deals will not require commission payments unless they generate sales.

GOING CONCERN

         As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of $2,969,988, a working capital deficit of $159,808, had net losses for the year ended December 31, 2006 of $469,819, and cash used in operations during the year ended December 31, 2006 of $335,526. While we are attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

     - Website design revenue is recognized as earned when the website is complete, control is transferred and the customer has accepted its website, usually within seven days of the order.

     - Transaction fee income comprises fees charged for use of credit cards or other forms of payment in the purchase of items sold on the customers' websites. The transaction fee income is recognized as earned when funds transfers (via credit card or other forms of payments) between the buyer and seller has been authorized.

     - Revenues from website hosting fees are recognized when earned. Web hosting fees received in advance are reflected as deferred revenue on the accompanying balance sheet.

     - Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognize the cost resulting from all stock-based payment transactions including shares issued in the financial statements.

Results of Operations.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net sales for the year ended December 31, 2006 were $139,338 as compared to net sales of $23,302 for the year ended December 31, 2005, an increase of $116,086 or approximately 498%. We are continuing to create customer awareness for our products. Additionally, we have increased our marketing efforts and began offering website hosting services.

Total operating expenses for the year ended December 31, 2006 were $608,807, an increase of $26,960, or approximately 5%, from total operating expenses in the year ended December 31, 2005 of $581,847. This increase is primarily attributable to:

     - a decrease of $52,670, or approximately 87%, in advertising expense incurred to promote our website and products. The decrease was attributable to decreased spending due to limited financial resources;

     - a decrease of $16,301, or approximately 38%, in professional fees incurred in connection with our SEC filings;

     - an decrease of $54,074, or approximately 40%, in consulting fees in connection with the issuance of our common stock for services rendered and amortization of deferred compensation in 2005;

     - an increase of $93,419, or 55%, in compensation expense to $264,432 for the year ended December 31, 2006 as compared to $171,013 for the year ended December 31, 2005. This increase is a result of increases in overall compensation expense due to increased staff due to the hiring of additional sales and website design personnel.

     - an increase of $56,586, or approximately 33%, in other selling, general and administrative expenses as a result of increase in general expenses and office expenses associated with increased operations.

We reported a loss from operations of $(469,469) for year ended December 31, 2006 as compared to a loss from operations of $(558,545) for year ended December 31, 2005. Although there can be no assurances, we anticipate that during the fiscal year ending December 31, 2007 our ongoing marketing efforts will result an increase in our net sales from those reported in fiscal 2006. To support these increased sales we anticipate that our operating expenses will also increase during the fiscal year ending December 31, 2007 as compared to the fiscal 2006. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

Total other expense decreased $230,801, or approximately 100%, for year ended December 31, 2006 as compared to year ended December 31, 2005. Included in this net decrease is:

     - a decrease in interest income of $151 for the year ended December 31, 2006 ;

     - a decrease of $230,952, or 99.85%, in interest expense for the year ended December 31, 2006 as compared to year ended December 31, 2005 which reflects interest expense relating to stock options granted to loan holders by officers of $225,000 and decrease in our borrowings.

We reported a net loss of $(469,819) or $(.02) per share for the year ended December 31, 2006 as compared to a net loss of ($789,696) or $(.04) per share for the year ended December 31, 2005.

Liquidity and Capital Resources.

During the year ended December 31, 2006, we borrowed $146,100 from a related party, for working capital purposes. For the year ended December 31, 2005, we borrowed $2,000 from a related party.

For the year ended December 31, 2005, we borrowed $262,500 from various parties for working capital purposes. Prior to December 31, 2005, we repaid $8,000 of these loans and issued 258,750 shares of common stock at $1.00 per share to loan holders for settlement of $252,500 of this debt and accrued interest payable of $6,250. During the year ended December 31, 2006, we repaid the remaining $2,000 loan.

During 2006 and 2005, we received net proceeds of $191,950 and $125,950, respectively, from the sale of our common stock. These funds were used for working capital purposes.

Net cash used in operating activities for the year ended December 31, 2006 amounted to $335,526 and was primarily attributable to our net losses of $469,819 offset by common stock issued for services of $29,582, bad debts of $1,500, donation of officers' compensation of $20,900, amortization of deferred compensation of $86,500, depreciation of $6,005, and changes in assets and liabilities of ($10,194). Net cash used in operating activities for the year ended December 31, 2005 was $402,827 attributable to our net loss of $789,696 offset by depreciation of $8,050, non-cash compensation of $87,072, common stock issued for interest of $6,250, interest expense relating to stock options granted to loan holders by officers of $225,000 and changes in assets and liabilities of $60,497.

Net cash flows used in investing activities for the year ended December 31, 2006 amounted to $278 as compared to net cash used in investing activities of $0 for the year ended December 31, 2005. For the year ended December 31, 2006, we used cash for capital expenditures of $278.

Net cash flows provided by financing activities was $320,800 for the year ended December 31, 2006 as compared to net cash provided by financing activities of $382,450 for the year ended December 31, 2005, a decrease of $61,650. For the year ended December 31, 2006, we received proceeds from the sale of common stock of $191,950 and proceeds of $146,100 from related party advances offset by the repayment of related party advances of $15,250 and the repayment of loans payable of $2,000. For the year ended December 31, 2005, we received proceeds from loans payable of $262,500, proceeds from the sale of common stock of $125,950, and proceeds of $2,000 from related party advances. Additionally, we repaid loans payable of $8,000.

We reported a net decrease in cash for the year ended December 31, 2006 of $15,004 as compared to a net decrease in cash of $20,377 for the year ended December 31, 2005. At December 31, 2006, we had cash on hand of $27,828.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments", which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109". This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes". FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A   CONTROLS AND PROCEDURES

Controls and Procedures. Edward C. Dillon, the chief executive officer and Nelson Stark, the chief financial officer of Pricester Nevada have made an evaluation of the disclosure controls and procedures relating to the financial statements of Pricester Nevada for the year ended December 31, 2006 and have judged such controls and procedures to be effective as of December 31, 2006 (the evaluation date).

There have not been any significant changes in the internal controls of Pricester Nevada or other factors that could significantly affect internal controls relating to Pricester Nevada since the evaluation date.

ITEM 8B   OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Executive Officers and Directors are:

Name                      Position                  Term(s) of Office
----                      --------                  -----------------
Joe Puentes, age 36       President                   June 4, 2004
                          Director                     To present

Edward C. Dillon, age 69  Chief Executive Officer     April 6, 2006
                                                        To present
                          Director
Nelson Stark, age 51      Chief Financial Officer     April 6, 2006
                          Director                      To present

Edward J. Dillon, age 38  Director                    June 4, 2004
                                                       To present

Howard M. Neu, age 54     Chairman of the Board       June 4, 2004
                          Director                     To present

Steve Kontos                 Director                 April 6, 2006
                                                       To present

Ivan Jimenez                 Director                 April 6, 2006
                                                       To present


Edward C. Dillon is the father of Edward J. Dillon.

Resumes

JOE PUENTES Mr. Puentes has been president of Pricester Nevada since June 4, 2004. Mr. Puentes was the president and chief executive officer of Pricester Florida from April 19, 2003 to the date of the merger with Pricester Nevada. From October 1999 until November 2003, Mr. Puentes served as President of Compu Medic Intl Corp., an information technology consulting firm that provided network development, maintenance and custom programming to local and national companies. From June 2001 until May 2003, Mr. Puentes served as President of Dynamic Billboards, Corp. a company engaged in the development of digital signage software. During April 1995 through August 2003, he also served as the chief technology officer for Automotive Computer Technology, a company that develops custom software and wireless solutions for the auto industry.

EDWARD C. DILLON. Mr. Dillon has been chief executive officer since April 6, 2006 to present. Mr. Dillon has been chief financial officer and executive vice president of Pricester Nevada since June 4, 2004 to April 6, 2006. Mr. Dillon remains a director of Pricester Nevada. He is also responsible for shareholder relations and investments. From January 2004 to the merger with Pricester Nevada, Mr. Dillon served as executive vice president for Pricester Florida and he was also responsible for shareholder relations and investments. From September 2004 to present, Mr. Dillon also serves as a director. In April 2003, Mr. Dillon accepted a position as Contract Manager Consultant to the Florida Turnpike for Jacobs Engineering a Fortune 500 Company. April 1996 to April 2002, Mr. Dillon retired to Florida for golf and relaxation. In May 1968, Edward Dillon opened Bayshore Steel Construction in New Jersey where he served as President and CEO until

1996. Bayshore Steel contracted to erect office buildings, shopping centers and 20,000,000 sq. ft of warehouse space in central New Jersey. From 1957 to 1968 he was employed as a Construction Supervisor for a family owned steel business.

NELSON STARK. Mr. Stark has been chief financial officer from April 6, 2006 to present. Mr. Stark has been vice president of marketing and operations of Pricester Nevada since June 4, 2004. Mr. Stark served as vice president of marketing and operations of Pricester Florida from September 2003 until the merger with Pricester Nevada. He has a Doctorate in International Business from Nova Southeastern University in Ft. Lauderdale, Florida. He received his Degree in May 1997. His areas of specialization are strategic and international marketing. He started his career with the Australian Trade Commission in Miami as their Marketing Manager in September of 1987 until November 1988. He then became the Marketing Manager for M. & J. Import-Export International in New York from January 1989 until October 1997. He was appointed Center Director for Embry-Riddle Aeronautical University's Ft. Lauderdale Campus from November 1997 to October 1999. He was then appointed Vice President of Marketing for Softrain U.S.A. from January 2000 until June of 2003.

EDWARD J. DILLON. Mr. Dillon has been a director of Pricester Nevada since June 4, 2004. Mr. Dillon served as a director of Pricester Florida from April 2004 until the merger with Pricester Nevada. He served as global controller for the General Electric Company's Consumer & Industrial segment. GEC&I represent the combination of GE's Consumer Products business with certain parts of its Industrial Products and Systems business. Mr. Dillon joined GE in 1998 and has served in a variety of senior finance management positions including Finance Manager for NBC's Broadcast and Network Operations Group (February 1998 - May
1999), Assistant Controller for the Appliance segment (May 1999 - February
2000), Global Controller for the Appliance segment (February 2000 - September
2002) and Global Controller for the Consumer Products segment (September 2002 - February 2004). He was named to his present position in February 2004. From July 1990 through February 1998, Mr. Dillon served in various roles within Arthur Andersen's Business Advisory Practice. Mr. Dillon is a Certified Public Accountant and has a B.A. degree in Accounting from Boston College 1990.

HOWARD M. NEU, ESQ. Mr. Neu has been Chairman of the Board of Directors since July 2005 Mr. Neu has been a director of Pricester Nevada since June 4, 2004. Mr. Neu served as a director of Pricester Florida since December 2003 to the date of the merger. Mr. Neu has been a practicing attorney in solo practice since 1968, specializing in Domain Defense Litigation, commercial litigation, and appeals. He is also a Certified Public Accountant, has taught Taxation of Deferred Compensation at the University of Miami School of Law as well as courses in accounting and business law for the Miami Education Consortium. He has also lectured for the Florida Bar Continuing Legal Education program. He received his B.B.A. degree from the University of Miami after attending the University of Florida for three years, and his Juris Doctor degree from the University of Miami Law School. He was elected to three terms as Mayor of the City of North Miami,

Florida, 1979-1983, 1987-89, has served as Municipal Judge 1971-75, Councilman 1975-79, and has been elected President of the North Dade Bar Association 1980, The Greater North Miami Chamber of Commerce 1981, the Dade County League of Cities 1982 and various other State and National organizations. In his career, he has done considerable SEC work, successful business plans and private placement memoranda. He presently represents Pricester Nevada and a number of domain developers.

STEVE KONTOS. Mr. Kontos has been a director of Pricester Nevada since June 4, 2004. Steve's illustrious career as a builder and developer has spanned over thirty years. His contracting projects are complete Turn Key operations that include but are not limited to architecture, interior design township approvals, site work, construction, landscaping, site development, paving/curbs/walks. Companies include: ESK Builders Inc. (founded 1972) - 100% ownership of building and developing corporation is responsible for numerous, audacious building projects. Parkside Manor Inc. (founded in 1986) - 100% ownership of building, developing and contracting corporation of commercial and residential projects. Ellen Homes Inc. (established 1987) - 100% ownership of building and developing corporation whose primary purpose is for the establishment of multi-family residences, townhouses and apartment complexes. Steve's extensive experience in coordinating large projects provides him with the unique insight that is needed to grow Pricester.com's international divisions to Greece and beyond. In addition Steve's strong motivation will be effective in leading Pricester.com's dynamic growth.

IVAN JIMENEZ. Mr Jimenez has been a director of Pricester Nevada since June 4, 2004. Mr. Jimenez is a seasoned 16 year Wall Street veteran with an impressive track record of outstanding accomplishments. He joined Lehman Brothers in 1989 then transferred to what is today Smith Barney where he spent 11 years. While at Smith Barney Mr. Jimenez was a Vice President in the International Private Client Group. He is presently a Senior Vice President-Investments at Sterling Financial Investment Group in Miami.

     He is a frequent guest of NBC-Universal Telemundo in their personal finance segment of their morning show. Throughout the years Mr. Jimenez has advised heads of state, municipalities and numerous senior level executives on successful strategic growth initiatives. Skills which he honed at Rutgers University in their Leadership Fellowship Institute "LEUMI" where he was the valedictorian . Prior to which he conducted his undergraduate studies in Political Science and Economics as member of the Lehman Scholars Program at Lehman College, CUNY.

     Mr. Jimenez' entry into Wall Street stems from his days as a student activist fighting to end Apartheid. Wherein, at a tender age he was able to see the inner workings of how the power of corporate responsibility can influence the course of history. "In order to initiate change we had to really understand the impact of cash flow and market share of a myriad of companies, little did I know that doing the right thing would serve as a wonderful guide to my future career," said Mr. Jimenez. In addition, Mr. Jimenez is an honorary admissions officer of the United States Military Academy at West Point.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2006.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

We have no change in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by Pricester Nevada to the chief executive officer and any other officers whose salaries and bonuses exceeded $40,000 or more per year for services rendered during the periods indicated:

                                   Annual Compensation                   Long-Term Compensation
                      ---------------------------------------------    --------------------------
                                                                        Restricted   Securities
                                                       Other Annual        Stock     Underlying
Name and Principal    Fiscal      Salary       Bonus   Compensation       Awards      Options     All Other
Position               Year         ($)         ($)        ($)              ($)        SAR (#)  Compensation
----------------------------------------------------------------------------------------------------------
Joe Puentes            2006      $18,022       $  -        $  -        $    -              -          -
President              2005      $60,600       $  -        $  -        $    -              -          -
                       2004      $53,258(1)    $  -        $  -        $    -              -          -

Edward C Dillon        2006      $13,050       $  -        $  -        $    -              -          -
Chief Executive        2005      $16,550       $  -        $  -        $    -              -          -
Officer                2004      $17,224(1)    $  -        $  -        $ 600,000(2)        -          -

Nelson Stark           2006       $5,800       $  -        $  -        $    -              -          -
Chief Financial        2005       $7,560       $  -        $  -        $    -              -          -
Officer                2004      $17,373 (1)   $  -        $  -        $    -              -          -

------------
(1) These salary amounts were paid to the above officers by Pricester Florida prior to the merger.

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
Exec. Vice Pres.                                              effective date of
                                                              the registration

                      Option/SAR Grants in Last Fiscal Year
--------------------------------------------------------------------------------
(a) (b) (c) (d) (e)
                                                  Number of
                                                  Securities       Value of
                                                  Underlying       Unexercised
                    Shares                        Unexercised      In-the-Money
                    Acquired                      Options/SARs     Options/SARs
                    on                            FY-End(#)        FY-End($)
                    Exercised     Value           Exercisable/     Exercisable/
Name                (#)           Realized($)     Unexercisable    Unexercisable
----------------    ---------     -----------     -------------    -------------

Edward C. Dillon        --             --         1,000,000/0          $0/0
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

                       Shareholdings at February 28, 2007

There are currently _24,501,617_ (common shares outstanding. The following tabulates holdings of common shares and other securities of Pricester Nevada by each person who, subject to the above, at February 28, 2006, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Pricester Nevada individually and as a group.

Directors and Officers
                                                      Percentage of
                                 Number & Class        Outstanding
       Name and Address          of Shares            Common Shares
       ----------------          ---------------      -------------
Joe Puentes(1)                    3,808,000               15.89%
3034 Garfield Street
Hollywood, FL 33021

Edward C. Dillon                  4,580,000               19.11%
3850 Washington St.
Apt. 910 Hollywood, FL 33021

Edward J. Dillon                     80,000                0.33%
14204 Woodland Ridge Drive
Louisville, KY 40245

Nelson Stark                        280,000                1.17%
5130 SW 40th Avenue, Apt. 3B
Fort Lauderdale, FL 33314

Howard M. Neu                       485,000                2.82%
1152 N. University Drive
Suite #201
Pembroke Pines, FL 33024

Steve Kontos                        299,000                1.25%
12 Mountain Lane
Holmdel, NJ 07733

Ivan Jimenez                        500,000                2.09%
Mellon Financial Center
1111 Brickel Ave. 11th Floor
Miami, FL 33131

Officers and Directors
  as a Group (7 persons)         10,032,000               41.84%

Bernard Gutman(2)                 1,579,000                6.59%
1950 S. Ocean Drive
Apt 21G
Hallandale Beach, FL 33009

Barbara Gutman                      936,268                3.82%
1950 S. Ocean Drive
Apt 21G
Hallandale Beach, FL 33009


Other Affiliates                  2,515,268               10.26%
Total Mr. Gutman & Wife
-------------------------------------------------------------------------

Total shares help by             12,547,268                52.1%
Officer, Directors
and other Affiliates

------------
(1) While Joe Puentes disclaims beneficial ownership of the 1,166,000 shares of common stock owned by Maria and Jose Puentes, his wife and son, they may be deemed controlled by him. When aggregated, Mr. Puentes may be deemed to be in control of 4,974,000 shares of Pricester Nevada's common stock, or approximately 20.76% of its ownership interest. Mr. Puentes paid a weighted average of $.0001 per common share for the common shares he currently owns.

(2) While Bernard Gutman disclaims beneficial ownership of the 936,268 shares of common stock owned by Barbara Gutman, his wife, they may be deemed controlled by him. When aggregated, Mr. Gutman may be deemed to be in control of 2,515,268 shares of Pricester Nevada's common stock, or approximately 10.26% of its ownership interest. Mr. Gutman paid a weighted average of $.10 for the common shares he currently owns.

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

Dennis Jordan, Joe Puentes, Edward C. Dillon, Edward J. Dillon, Nelson Stark and Howard Neu would be deemed to be promoters of Pricester Nevada.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          INDEPENDENCE.

Certain officers of Pricester advance funds to Pricester for working capital purposes. The advances are non-interest bearing and are payable on demand. At December 31, 2006, Pricester owed these related parties $133,885.

The chief executive officer and chief technical officer forfeited compensation amounting to approximately $20,900 during fiscal 2006. The forfeiture is recorded as additional paid-in capital and a corresponding increase to operating expenses.

Director Independence

The Company's Board of Directors are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2006, there were no transactions with related persons other than as described in the section above entitled "Item 10. Executive Compensation.

ITEM 13.    EXHIBITS

List of Exhibits

          Exhibit No.   Description
          -----------   --------------------------------------------------------
             3.i        Articles of Incorporation(1)
             3.ii       By-Laws of Pricester(1)
             3.iii      Agreement and Plan of Reorganization by and between
                        Business Advantage #22, Inc., a Nevada corporation and
                        Pricester.com, Inc., a Florida corporation(1)
             3.iv       Articles of Merger dated February 9, 2005(3)
             4.i        Form of Specimen of common stock(1)
             5          Consent and Opinion of Legal Counsel, Jody Walker,
                        Esq.(4)
            10.1        Agreement dated March 31, 2004 by and between Pricester
                        Florida and Taking a Company Public, Inc.(3)
            10.2        Patent Assignment dated November 10, 2004(2)
            10.3        Letter agreement with Proby & Associates dated March 15,
                        2004(2)
            10.4        Agreement with CI Host.com(4)
            10.5        Agreement dated July 12, 2004 with Professional
                        Microsystems Incorporated, D/B/A as XCENT(4)
            10.6        Agreement dated June 11, 2004 with World Choice
                        Travel(4)
            10.7        Promissory Notes dated February 2005(5)
            10.8        Agreement for Lock-Up and Issuance of Shares(5)
            10.9        Agreement dated March 10, 2005 with MoreMedia Direct(5)
            16          Letter from DiRocco & Company re: change in
                        accountant(4)
            23.1        Consent of Independent Auditor(6)
            23.2        Consent of Independent Auditor(6)
            31.1        Certification of Chief Executive Officer required by
                        Rule 13a-14(a)/15d-14(a) under the Exchange Act*
            31.2        Certification of Chief Financial Officer required by
                        Rule 13a-14(a)/15d-14(a) under the Exchange Act*
            32.1        Certification of Chief Executive Officer under ss. 906
                        of the Sarbanes-Oxley Act of 2002*
            32.2        Certification of Chief Financial Officer under ss. 906
                        of the Sarbanes-Oxley Act of 2002*

------------
(1)  previously filed in Form SB-2 dated September 15, 2004
(2)  previously filed in amendment to Form SB-2 dated January 4, 2005
(3)  previously filed in amendment to Form SB-2 filed March 9, 2005
(4)  previously filed in amendment to Form SB-2 filed April 18, 2005
(5)  previously filed in amendment to Form SB-2 filed July 29, 2005
*    Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed for the fiscal year ended December 31, 2006 and 2005 for professional services rendered by Baum and & Company, PA for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year, were $15,000 and $20,500, respectively.

Audit related fees. The aggregate fees billed for the fiscal year ended December 31, 2006 and 2005 for assurance and related services by Baum & Company, PA that are reasonably related to the performance of the audit or review of the registrant's financial statements for the fiscal year were $0 and $0.

Tax Fees. The aggregate tax fees and expenses by Baum & Company, PA for the 2006 and 2005 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning were $925 and $0, respectively.

All Other Fees. We did not incur any other fees from Baum & Company, PA for the 2006 and 2005 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2006 and 2005 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Baum & Company, PA solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    March 12, 2007


                                             Pricester.com, Inc.

                                             By: /s/ Edward C. Dillon
                                                 ------------------------------
                                                 Edward C. Dillon,
                                                 Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

  SIGNATURE                     CAPACITY                     DATE
  ---------                     --------                     ----

/s/ Joe Puentes                President                    3/12/2007
--------------------
Joe Puentes                    Director

/s/ Edward C. Dillon           Chief Executive Officer      3/12/2007
--------------------
Edward C. Dillon               Director

/s/ Nelson Stark               Chief Financial Officer      3/12/2007
--------------------
Nelson Stark                   Director

/s/ Howard Neu                 Chairman of the board        3/12/2007
--------------------
Howard Neu                     Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pricester.com, Inc.
Hollywood, Florida

We have audited the accompanying consolidated balance sheet of Pricester.com, Inc. and Subsidiary as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pricester.com, Inc. and Subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has an accumulated deficit of $2,969,988 and has net losses and cash used in operations of $469,819 and $335,526, respectively, for the year ended December 31, 2006. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  /s/ Baum & Company, PA
                                  ----------------------
                                  Certified Public Accountants

Fort Lauderdale, Florida
April 2 , 2007

                   PRICESTER.COM, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET
                           December 31, 2006

          ASSETS

CURRENT ASSETS:
  Cash                                                              $    27,828
  Accounts receivable (net of allowance for doubtful
   accounts of $1,252)                                                       --
  Prepaid expense                                                         3,000
                                                                    -----------
    Total current assets                                                 30,828
                                                                    -----------

PROPERTY AND EQUIPMENT, net                                               7,023
                                                                    -----------

OTHER ASSETS:
  Deposits                                                                1,302
                                                                    -----------
Total assets                                                        $    39,153
                                                                    ===========

          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $    48,795
  Due to related parties                                                133,885
  Deferred revenue                                                        7,956
                                                                    -----------
    Total current liabilities                                           190,636
                                                                    -----------

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value, 50,000,000 authorized,
   24,481,617 issued and 23,481,617 outstanding                          24,482
  Additional paid-in capital                                          3,123,523
  Accumulated deficit                                                (2,969,988)
  Treasury stock, at par (1,000,000 shares)                              (1,000)
  Deferred compensation                                                (328,500)
                                                                    -----------
    Total stockholders' deficit                                        (151,483)
                                                                    -----------
Total liabilities and stockholders' deficit                         $    39,153
                                                                    ===========





                See notes to consolidated financial statements.

                   PRICESTER.COM, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Year
                                                     Ended December 31,
                                                     2006         2005
                                                  ----------   ----------
Net Sales                                         $  139,338   $   23,302
                                                  ----------   ----------
Operating expenses:
  Advertising                                          8,147       60,817
  Professional fees                                   26,219       42,520
  Consulting fees                                     82,086      136,160
  Compensation                                       264,432      171,013
  Other selling, general and administrative          227,923      171,337
                                                  ----------   ----------
    Total operating expenses                         608,807      581,847
                                                  ----------   ----------
Loss from operations                                (469,469)    (558,545)
                                                  ----------   ----------

Other income (expenses):
  Interest income                                         --          151
  Interest expense                                      (350)    (231,302)
                                                  ----------   ----------
    Total other income (expenses)                       (350)    (231,151)
                                                  ----------   ----------
Loss before provision for income taxes              (469,819)    (789,696)

Provision for income taxes                                --           --
                                                  ----------   ----------
Net loss                                          $ (469,819)  $ (789,696)
                                                  ==========   ==========

Net loss per common share - basic and diluted     $    (0.02)  $    (0.04)
                                                  ==========   ==========
Weighted average number of shares
  outstanding - basic and diluted                 23,702,170   22,231,174
                                                  ==========   ==========





                See notes to consolidated financial statements.

                   PRICESTER.COM, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                   Common Stock,
                                                  $.001 Par Value
                                                  ---------------           Additional
                                               Number of                     Paid-in
                                                Shares         Amount        Capital
                                              ----------     ----------     ----------
Balance, December 31, 2004                    21,262,250     $   21,263     $1,624,987

Recapitalization of the Company                1,044,620          1,044        110,506

Sale of common stock                             293,584            293        125,657

Common stock issued for debt and interest        258,750            259        258,491

Common stock issued for services                 116,763            117         86,955

Stock options granted to loan holders
 by officers as accommodation to Company              --             --        225,000

Donated common stock used to satisfy
 payables                                             --             --         25,001

Net loss for the year ended
 December 31, 2005                                    --             --             --
                                              ----------     ----------     ----------
Balance, December 31, 2005                    22,975,967         22,976      2,456,597

Sale of common stock                             830,400            831        191,119

Common stock returned to treasury                     --             --          1,000

Common stock issued for services                 655,250            655        443,927

Common stock issued for settlement of
 accounts payable                                 20,000             20          9,980

Forfeiture of officers' compensation                  --             --         20,900

Amortization of deferred compensation                 --             --             --

Net loss for the year ended
 December 31, 2006                                    --             --             --
                                              ----------     ----------     ----------
                                              24,481,617         24,482      3,123,523
                                              ==========     ==========     ==========

                   PRICESTER.COM, INC. AND SUBSIDIARY
CONTINUED   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                                    Total
                                              Accumulated       Treasury          Deferred       Stockholders
                                                Deficit           Stock         Compensation       Deficit
                                              -----------      -----------      ------------     -----------
Balance, December 31, 2004                    $(1,710,473)     $        --      $        --          (64,223)

Recapitalization of the Company                        --               --               --          111,550

Sale of common stock                                   --               --               --          125,950

Common stock issued for debt and interest              --               --               --          258,750

Common stock issued for services                       --               --               --           87,072

Stock options granted to loan holders
 by officers as accommodation to Company               --               --               --          225,000

Donated common stock used to satisfy
 payables                                              --               --               --           25,001

Net loss for the year ended
 December 31, 2005                               (789,696)              --               --         (789,696)
                                              -----------      -----------      -----------      -----------
Balance, December 31, 2005                     (2,500,169)              --               --          (20,596)

Sale of common stock                                   --               --               --          191,950

Common stock returned to treasury                      --           (1,000)              --               --

Common stock issued for services                       --               --         (415,000)          29,582

Common stock issued for settlement of
 accounts payable                                      --               --               --           10,000

Forfeiture of officers' compensation                   --               --               --           20,900

Amortization of deferred compensation                  --               --           86,500           86,500

Net loss for the year ended
 December 31, 2006                               (469,819)              --               --         (469,819)
                                              -----------      -----------      -----------      -----------
                                               (2,969,988)          (1,000)        (328,500)        (151,483)
                                              ===========      ===========      ===========      ===========


                See notes to consolidated financial statements.

                   PRICESTER.COM, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       For the Year
                                                     Ended December 31,
                                                    2006           2005
                                                  ---------      ---------
Cash flows from operating activities:
  Net loss                                        $(469,819)     $(789,696)
  Adjustments to reconcile net loss to net
  cash used in operations:
    Depreciation and amortization                     6,005          8,050
    Bad debts                                         1,500             --
    Common stock issued for services                 29,582         87,072
    Amortization of deferred compensation            86,500             --
    Common stock issued for interest                     --          6,250
    Interest expense related to stock options
     granted to loan holders by officers as
     accommodation to Company                            --        225,000
    Forfeiture of officers' compensation             20,900             --
  Changes in assets and liabilities:
    Accounts receivable                                (554)          (946)
    Prepaid expenses and other                          (33)          (140)
    Due from stockholder                              5,000             --
    Deposits                                             --          2,145
    Accounts payable and accrued expenses           (22,563)        60,433
    Deferred revenues                                 7,956           (995)
                                                  ---------      ---------
      Total adjustments                             134,293        386,869
                                                  ---------      ---------
Net cash used in operating activities              (335,526)      (402,827)
                                                  ---------      ---------
Cash flows from investing activities:
  Capital expenditures                                 (278)            --
                                                  ---------      ---------
Net cash used in investing activities                  (278)            --
                                                  ---------      ---------
Cash flows from financing activities:
  Proceeds from sale of common stock                191,950        125,950
  Proceeds from loans payable                            --        262,500
  Repayment of loans payable                         (2,000)        (8,000)
  Proceeds from related parties                     146,100          2,000
  Payments on related party advances                (15,250)            --
                                                  ---------      ---------
Net cash provided by financing activities           320,800        382,450
                                                  ---------      ---------
Net decrease in cash                                (15,004)       (20,377)
Cash - beginning of the year                         42,832         63,209
                                                  ---------      ---------
Cash - end of the year                            $  27,828      $  42,832
                                                  =========      =========

                       PRICESTER.COM, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                         For the Year
                                                      Ended December 31,
                                                     2006           2005
                                                  ---------      ---------
Supplemental disclosure of cash flow information:
  Cash paid for :
    Interest                                      $     350      $      --
                                                  =========      =========
    Income taxes                                  $      --      $      --
                                                  =========      =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Donated common stock used to satisfy
    payables                                      $      --      $  25,001
                                                  =========      =========
    Common stock issued for debt and interest $          --      $ 258,750
                                                  =========      =========
    Common stock issued for future services       $ 328,500      $      --
                                                  =========      =========
    Common stock issued for settlement of
    accounts payable                              $  10,000      $      --
                                                  =========      =========











                See notes to consolidated financial statements.

                   PRICESTER.COM, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2006


NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

The Company was incorporated under the name Pricester, Inc. on April 19, 2001 in the State of Florida. On October 20, 2002 the Company changed its name to Pricester.com, Inc.

On February 11, 2005, Pricester.Com (the "Company") merged into Pricester.com, Inc, ("BA22") a public non-reporting company (that was initially incorporated in Nevada in March 1998 as Business Advantage No. 22, Inc). BA22 acquired 100 percent of the Company's outstanding common stock by issuing one share of its common stock, for each share of the Company's then outstanding, common stock, or 21,262,250 shares. The acquisition was treated as a recapitalization for accounting purposes.

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

Basis of Presentation
---------------------

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

Fair Value of Financial Instruments
-----------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Cash and Cash Equivalents
-------------------------

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Accounts Receivable
-------------------

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. At December 31, 2006, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $1,252.

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

Impairment of Long-lived Assets
-------------------------------

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2006.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the period ended December 31, 2006, the Company did not grant any stock options.

The following table sets forth the computation of basic and diluted income per share for the year ended December 31, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                              2005
                                                           ----------
  Net loss as reported                                     $ (789,696)
  Less: total stock-based employee compensation
    expense determined under fair value based method,
    net of related tax effect                                 (10,000)
                                                           ----------
  Pro forma net loss                                       $ (799,696)
                                                           ==========
  Basic and diluted loss per share:
    As reported                                            $     (.04)
                                                           ==========
    Pro forma                                              $     (.04)
                                                           ==========

Net Loss per Common Share
-------------------------

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of December 31, 2006, there were options to purchase 2,025,000 shares of common stock which could potentially dilute future earnings per share.

Income Taxes
------------

Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Research and Development
------------------------

Research and development costs, if any, are expensed as incurred.

Advertising
-----------

Advertising is expensed as incurred. Advertising expense for the years ended December 31, 2006 and 2005 amounted to $8,147 and $60,817, respectively.

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

Recent Accounting Pronouncements
--------------------------------

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments", which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109". This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes". FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications
-----------------

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' deficit.

NOTE 2.  PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consist of the following:

                                             Useful Life
                                               (Years)
                                              ----------
  Computer equipment and software                 5           $   12,542
  Office furniture and fixtures and
    equipment                                     7                4,328
                                                              ----------
                                                                  16,870

  Less accumulated depreciation                                   (9,847)
                                                              ----------
                                                              $    7,023
                                                              ==========

For the years ended December 31, 2006 and 2005, depreciation expense amounted to $3,100 and $3,070, respectively.


NOTE 3.  WEBSITE DEVELOPMENT COSTS

At December 31, 2006, website development costs consist of the following:

                                             Useful Life
                                               (Years)
                                              ----------
  Web development costs                           3           $   14,939
  Less:  accumulated amortization                                (14,939)
                                                              ----------
                                                              $        -
                                                              ==========

Amortization expense amounted to $2,905 and $4,980 for the year ended December 31, 2006 and 2005, respectively.


NOTE 4.  LOANS PAYABLE

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

NOTE 5.  INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $2,503,000 at December 31, 2006 expiring through the year 2026. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50 percent change in ownership).

Temporary differences, which give rise to a net deferred tax asset, are as follows:

                                           2006                      2005
                                 -----------------------   -----------------------
Computed "expected" benefit      $ (159,738) (34 percent)  $ (268,497) (34 percent)
State tax benefit, net of
 federal effect                     (18,793)  (4 percent)     (31,588)  (4 percent)
Other permanent differences          44,111    9 percent       84,863   11 percent
Increase in valuation allowance     134,420   29 percent      215,222   27 percent
                                 -----------------------   -----------------------
                                 $       --   --           $       --   --
                                 =======================   =======================

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

                                                 2006
                                              ----------
Deferred tax assets:
  Net operating loss carryforward             $  999,442

Less:  Valuation allowance                      (999,442)
                                              ----------
                                                      --
                                              ==========

The valuation allowance at December 31, 2006 was $999,442. The increase during fiscal 2006 was $134,420.

NOTE 6.  GOING CONCERN

The accompanying financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $2,969,988 at December 31, 2006, had net losses and negative cash flows from operations for the year ended December 31, 2006 of $469,819 and $335,526, respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. During the year ended December 31, 2005, the Company borrowed $262,500 for working capital purposes and sold common shares for net proceeds of $125,950. Additionally, during the year ended December 31, 2006, the Company sold 830,400 common shares for net proceeds of $191,950.

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


NOTE 7.  RELATED PARTY TRANSACTIONS

Certain officers of the Company advance funds to the Company for working capital purposes. The advances are unsecured non-interest bearing and are payable on demand. At December 31, 2006, the Company owed these related parties $133,885.

The chief executive officer and chief technical officer donated compensation amounting to approximately $20,900 during fiscal 2006. The forfeiture is recorded as additional paid-in capital and a corresponding increase to operating expenses.

NOTE 8.  STOCKHOLDERS' DEFICIT

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

During the three months ended December 31, 2006, the Company sold 24,000 shares of the Company's common stock for net proceeds of $5,000.

On December 11, 2006, the Company issued 30,250 shares of common stock for services rendered to eight employees of the Company. The Company valued these common shares at the fair market value on the date of grant at $.73 per share or $22,083. In connection with issuance of these shares, the Company recorded non-cash compensation expense of $22,083.

On December 22, 2006, in connection with a three month consulting agreement, the Company issued 500,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.073 per share or $365,000. In connection with issuance of these shares, the Company recorded consulting fees of $36,500 and deferred consulting expense of $328,500 to be amortized over the service period.

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

On July 28, 2006, the Company entered into an investor relation agreement with a term of one year. In connection with this agreement, the Company granted 250,000 options with an exercise price of $2.50 and expires on August 1, 2009. The first 125,000 options will vest on February 1, 2007 and the remaining options will vest on August 1, 2007, however, the options may vest earlier if the Company experiences material change of control as defined in the investor relations agreement. Additionally, the Company has unconditional right of termination during the period February 1, 2007 to February 8, 2007 which will cease further payments and cancel all options granted unless the exercise price is lower than the fair market value of the common stock. The Company has exercised the unconditional right of termination on February 2, 2007 and the exercise price of such options remain lower than the fair market value of the common stock. Accordingly the Company did not value these unvested options.

A summary of the stock options as of December 31, 2006 and 2005 and changes during the periods is presented below:

                                              Year Ended                Year Ended
                                          December 31, 2006         December 31, 2005
                                                     Weighted                  Weighted
                                                      Average                   Average
                                        Number of    Exercise     Number of    Exercise
                                         Options       Price       Options       Price
                                       ----------   ----------   ----------   ----------
  Balance at beginning of year          2,025,000   $     0.40    1,025,000   $     0.40
    Granted                                     -            -    1,000,000      .40
    Exercised                                   -            -            -            -
    Forfeited                                   -            -            -            -
                                       ----------   ----------   ----------   ----------
  Balance at end of year                2,025,000   $     0.40    2,025,000   $     0.40
                                       ==========   ==========   ==========   ==========

  Options exercisable at end of year    2,025,000   $     0.40    2,025,000   $     0.40
                                       ==========   ==========   ==========   ==========

The following table summarizes the Company's stock option outstanding at December 31, 2006:

                   Options outstanding and exercisable
                   -----------------------------------
                                         Weighted    Weighted
              Range of                   Average      Average
              Exercise                  Remaining    Exercise
               Price         Number       Life         Price
             ----------   ----------   ----------   ----------
             $     0.40    2,025,000     1 year           0.40
                                          after
                                        effective
                                      registration


NOTE 9.  COMMITMENTS

Operating Leases
----------------
The Company leases office space under an operating lease that expires on June 2007. The office lease agreement has certain escalation clauses and renewal options. Future minimum rental payments required under the operating lease are as follows:

          Period Ended December 31, 2007      $   12,400
                                              ----------
     Total                                    $   12,400
                                              ==========

Rent expense, including common area charges and sales taxes, for the years ended December 31, 2006 and 2005 was $38,110 and $32,789, respectively.


NOTE 10.  SUBSEQUENT EVENTS

On January 12, 2007, the Company entered into a consulting agreement with a term of two years. Under the consulting agreement, the consultant will provide the Company assistance and advisory services on merger and acquisition strategies. The consultant will receive an amount equal to 5 percent of the transaction value based on the successful closing of transactions as defined in the agreement which will be paid in restricted common shares of the Company.