Form 10QSB
period 2007-03-31
Pricester.Com, Inc.
filed 2007-05-09
CIK 1302913

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   Form 10-QSB

                                   ----------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                      For the quarter ended March 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


              For the transition period from ________ to __________


                               PRICESTER.COM, INC.
                               -------------------
          (Exact name of small business issuer as specified in charter)


               NEVADA                   001-11115            41-2137356
               ------                   ---------            ----------
  (State or other jurisdiction of      (Commission        (I.R.S. Employer
   incorporation or organization)      File Number)      Identification No.)


            3900 Hollywood Blvd., Suite 203, Hollywood, Florida 33021
            ---------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,229,473 shares at April 30, 2007

Transitional Small Business Disclosure Format (Check one):        Yes [ ] No [X]

================================================================================

                               PRICESTER.COM, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED March 31, 2007

                                      INDEX
                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

         Consolidated Balance Sheet (Unaudited)
                  As of March 31, 2007.....................................3
         Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2007 and 2006.......4
         Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2007 and 2006.......5

         Notes to Unaudited Consolidated Financial Statements..............6-11

         Item 2 -  Management's  Discussion  and Analysis or
                   Plan of  Operation ....................................13-17

         Item 3 - Controls and Procedures.................................17

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings.......................................18

         Item 2 - Unregistered Sales of Equity Securities
                  and Use of Proceeds.....................................18

         Item 3 - Default Upon Senior Securities .........................18

         Item 4 - Submission of Matters to a Vote of Security Holders.....18

         Item 5 - Other Information.......................................18

         Item 6 - Exhibits................................................18

         Signatures ......................................................18

                       PRICESTER.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2007
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
        Cash                                                       $    11,072
        Accounts receivable (net of allowance for doubtful
          accounts of $875)                                                360
                                                                   -----------
                Total current assets                                    11,432
                                                                   -----------
PROPERTY AND EQUIPMENT, net                                              6,241
                                                                   -----------
OTHER ASSETS:
        Deposits                                                         1,302
                                                                   -----------
Total assets                                                       $    18,975
                                                                   ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
        Accounts payable and accrued expenses                      $   307,199
        Due to related parties                                         172,885
        Deferred revenue                                                 5,098
                                                                   -----------
               Total current liabilities                               485,182
                                                                   -----------
STOCKHOLDERS' DEFICIT:
        Common stock, $0.001 par value, 50,000,000 authorized,
               24,699,473 issued and 23,699,473 outstanding             24,700
        Additional paid-in capital                                   3,237,644
        Accumulated deficit                                         (3,727,551)
        Treasury stock, at par (1,000,000 shares)                       (1,000)
                                                                   -----------
               Total stockholders' deficit                            (466,207)
                                                                   -----------
Total liabilities and stockholders' deficit                        $    18,975
                                                                   ===========


            See notes to unaudited consolidated financial statements.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 MARCH 31, 2007
                                   (UNAUDITED)

                                                  For the Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                     2007             2006
                                                 ------------     ------------
Net Sales                                        $     56,558     $     22,379
                                                 ------------     ------------
Operating expenses:
   Advertising                                            764            5,232
   Professional fees                                   19,025            1,500
   Consulting fees                                    331,500           15,000
   Compensation                                       406,650           48,797
   Other selling, general and administrative           56,182           50,811
                                                 ------------     ------------
         Total operating expenses                     814,121          121,340
                                                 ------------     ------------
Loss from operations                                 (757,563)         (98,961)
                                                 ------------     ------------
Other income (expenses):
   Interest income                                         --               36
   Interest expense                                        --             (350)
                                                 ------------     ------------
         Total other income (expenses)                     --             (314)
                                                 ------------     ------------
Loss before provision for income taxes               (757,563)         (99,275)

Provision for income taxes                                 --               --
                                                 ------------     ------------
Net loss                                         $   (757,563)    $    (99,275)
                                                 ============     ============
Net loss per common share - basic and diluted    $      (0.03)    $         --
                                                 ============     ============
Weighted average number of shares
   outstanding - basic and diluted                 24,567,514       23,075,389
                                                 ============     ============


            See notes to unaudited consolidated financial statements.

                       PRICESTER.COM, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                                   (UNAUDITED)


                                              Common Stock,
                                             $.001 Par Value                                                               Total
                                        ------------------------   Additional                                              Stock-
                                        Number of                   Paid-in     Accumulated     Treasury      Deferred     holder's
                                          Shares          Amount    Capital       Deficit        Stock      Compensation   Deficit
                                        ----------       -------   ----------   -----------     --------    ------------   --------
Balance, December 31, 2005              22,975,967        22,976    2,456,597    (2,500,169)          --              --    (20,596)

Sale of common stock                       830,400           831      191,119            --           --              --    191,950

Common stock returned to treasury               --            --        1,000            --       (1,000)             --         --

Common stock issued for services           655,250           655      443,927            --           --        (415,000)    29,582

Common stock issued for settlement of
accounts payable                            20,000            20        9,980            --            0              --     10,000

 Forfeiture of officers' compensation           --            --       20,900            --           --              --     20,900

Amortization of deferred compensation           --            --           --            --            0          86,500     86,500

Net loss for the year ended
December 31, 2006                               --            --           --      (469,819)          --              --   (469,819)
                                        ----------       -------   ----------   -----------     --------    ------------   --------
                                        24,481,617        24,482    3,123,523    (2,969,988)      (1,000)       (328,500)  (151,483)

Sale of common stock                        37,856            38        8,801            --          --               --      8,839

Common stock returned to treasury               --            --           --            --          --               --         --

Common stock issued for services           180,000           180       98,820            --          --               --     99,000

Common stock issued for settlement of
accounts payable                                --            --           --            --          --               --         --

 Donation of officer's compensation             --            --        6,500            --          --               --      6,500

Amortization of deferred compensation           --            --           --            --          --          328,500    328,500

Net loss for the year ended
March 31, 2007                                  --            --           --      (757,563)         --               --   (757,563)
                                        ----------       -------   ----------   -----------     --------    ------------   --------
                                        24,699,473        24,700    3,237,644    (3,727,551)      (1,000)             --   (466,207)

            See notes to unaudited consolidated financial statements.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 MARCH 31, 2007
                                   (UNAUDITED)

                                                                           For the Three Months
                                                                                 Ended
                                                                                March 31,
                                                                         ------------------------
                                                                             2007        2006
                                                                         -----------  -----------
Cash flows from operating activities:
      Net loss                                                            $(757,563)   $ (99,275)
                                                                          ---------    ---------
      Adjustments to reconcile net loss to net cash used in operations:
           Depreciation and amortization                                        782        2,013
           Common stock issued for services                                  99,000       15,000
           Amortization of deferred compensation                            328,500           --
           Donation of officer's compensation                                 6,500           --
      Changes in assets and liabilities:
           Accounts receivable                                                 (360)      (3,560)
           Prepaid expenses and other                                         3,000        2,967
           Due from stockholder                                                  --        5,000
           Accounts payable and accrued expenses                            258,404      (18,169)
           Deferred revenues                                                 (2,858)          --
                                                                          ---------    ---------
                       Total adjustments                                    692,968        3,251
                                                                          ---------    ---------
Net cash used in operating activities                                       (64,595)     (96,024)
                                                                          ---------    ---------
Cash flows from financing activities:
      Proceeds from sale of common stock                                      8,839       87,350

      Repayment of loans payable                                                 --       (2,000)
      Proceeds from related parties                                          53,000           --
      Payments on related party advances                                    (14,000)        (500)
                                                                          ---------    ---------
Net cash provided by financing activities                                    47,839       84,850
                                                                          ---------    ---------
Net decrease in cash                                                        (16,756)     (11,174)

Cash - beginning of the year                                                 27,828       42,832
                                                                          ---------    ---------
Cash - end of the period                                                  $  11,072    $  31,658
                                                                          =========    =========
Supplemental disclosure of cash flow information:
      Cash paid for :
           Interest                                                       $      --    $     350
                                                                          =========    =========
          Income taxes                                                    $      --    $      --
                                                                          =========    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
           Common stock issued for future services                        $      --    $  37,500
                                                                          =========    =========
           Common stock issued for services                               94,000.00    15,000.00
                                                                          =========    =========

            See notes to unaudited consolidated financial statements.

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB of Pricester.com, Inc. and Subsidiary ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the valuation of stock-based compensation, and the useful life of property and equipment and website development.

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

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. At March 31, 2007, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $875.

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

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended March 31, 2007.

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


Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the three months ended March 31, 2007, the Company did not grant any stock options.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of March 31, 2007, there were options to purchase 2,025,000 shares of common stock which could potentially dilute future earnings per share.

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

Recent accounting pronouncements

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Certain officers of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At March 31, 2007, the Company owed these related parties $172,885.

The chief technical officer donated compensation amounting to approximately $6,500 during the three months ended March 31, 2007. The donation is recorded as additional paid-in capital and a corresponding increase to operating expenses.

During the three months ended March 31, 2007, the Company recorded accrued salaries of $258,850 to the Company's CEO for services rendered. On April 24, 2007, the Company agreed to issue 1,000,000 shares of common stock for payment of this accrued salaries (See Note 6- Subsequent Events).

NOTE 3 - STOCKHOLDERS' DEFICIT

Common Stock

During the three months ended March 31, 2007, the Company sold 37,856 shares of the Company's common stock for net proceeds of $8,839.

On February 20, 2007, the Company issued 180,000 shares of common stock for services rendered to a director of the Company. The Company valued these common shares at the fair market value on the date of grant at $.55 per share or $99,000. In connection with issuance of these shares, the Company recorded non-cash compensation expense of $99,000.

Stock Options

Stock option activity for the three months ended March 31, 2007 is summarized as follows:
                                                     Weighted
                                                     Average
                                       Number of     Exercise
                                        Options       Price
                                       ---------     --------
Balance at beginning of year           2,025,000     $   0.40
Granted                                       --           --
Exercised                                     --           --
Forfeited                                     --           --
                                       ---------     --------
Balance at end of year                 2,025,000     $   0.40
                                       =========     ========
Options exercisable at end of year     2,025,000     $   0.40
                                       =========     ========

The following table summarizes the Company's stock option outstanding at March 31, 2007:

                       Options outstanding and exercisable

                                   Weighted         Weighted
                                    average         average
   Range of                        remaining        exercise
exercise price       Number          life            price
--------------     ---------     --------------     --------
   $   0.40        2,025,000     September 2007      0.40

NOTE 4 - GOING CONCERN

The accompanying financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $3,727,551 at March 31, 2007, had net losses and negative cash flows from operations for the three months ended March 31, 2007 of $757,563 and $64,595, respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. During 2006, the Company sold 830,400 common shares for net proceeds of $191,950. Additionally, during the three months ended March 31, 2007, the Company sold 37,856 shares of the Company's common stock for net proceeds of $8,839.

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

NOTE 5 - COMMITMENTS

On January 12, 2007, the Company entered into a consulting agreement with a term of two years. Under the consulting agreement, the consultant will provide the Company assistance and advisory services on merger and acquisition strategies. The consultant will receive an amount equal to 5% of the transaction value based on the successful closing of transactions as defined in the agreement which will be paid in restricted common shares of the Company.

NOTE 6 - SUBSEQUENT EVENTS

On April 1, 2007, in connection with a twelve month consulting agreement, the Company issued 400,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.34 per share or $136,000. In connection with issuance of these shares, the Company recorded deferred consulting expense of $136,000 to be amortized over the service period.

On April 17, 2007, in connection with a three month consulting agreement, the Company issued 30,000 shares of common stock for business development services. The Company valued these common shares at the fair market value on the date of grant at $.37 per share or $11,100. In connection with issuance of these shares, the Company recorded stock based consulting expense of $11,100.

On April 20, 2007, in connection with a three month consulting agreement, the Company issued 100,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.23 per share or $23,000. In connection with issuance of these shares, the Company recorded deferred consulting expense of $23,000 to be amortized over the service period.

On April 24, 2007, the Company agreed to issue 500,000 shares of common stock to the Company's CEO for services to be rendered in the future. The Company valued these common shares at the fair market value on the date of grant at $.28 per share or $140,000. In connection with issuance of these shares, the Company recorded deferred compensation of 140,000 to be amortized over the service period.

On April 24, 2007, the Company agreed to issue 1,000,000 restricted shares of common stock to the Company's CEO for past services rendered. The Company valued these common shares at $.26 per share or $258,850. In connection with the issuance of these shares, the Company recorded an offset to accrued salaries of $258,850.

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

GOING CONCERN

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of $3,727,551, a working capital deficit of $473,750 at March 31, 2007, had net losses for the three months ended March 31, 2007 of $757,563, and cash used in operations during the three months ended March 31, 2007 of $64,595. While we are attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

         Net sales for the three months ended March 31, 2007 were $56,558 as compared to net sales of $22,379 for the three months ended March 31, 2006, an increase of $34,179 or approximately 153%. We are continuing to create customer awareness for our products. Additionally, we have increased our marketing efforts and began offering website hosting services.

         Total operating expenses for the three months ended March 31, 2007 were $814,121, an increase of $692,781, or approximately 571%, from total operating expenses in the three months ended March 31, 2006 of $121,340. This increase is primarily attributable to:

         * a decrease of $4,468, or approximately 85%, in advertising expense incurred to promote our website and products. The decrease was attributable to decreased spending due to limited financial resources;
         * an increase of $17,525, or approximately 1,168%, in professional fees incurred in connection with our SEC filings;
         * an increase of $316,500 in consulting fees in connection with the issuance of our common stock for services rendered and amortization of deferred compensation;
         * an increase of $357,853, or 733%, in compensation expense to $406,650 for the three months ended March 31, 2007 as compared to $48,797 for the three months ended March 31, 2006. This increase is a result of increases in overall compensation expense due to increased staff due to the hiring of additional sales and website design personnel and the issuance of our common stock for services rendered amounting to $99,000 during the three months ended March 31, 2007. We also recorded accrued salaries of $258,850 to our CEO for past services rendered during the three months ended March 31, 2007.

         * an increase of $5,371, or approximately 11%, in other selling, general and administrative expenses as a result of increase in general expenses and office expenses associated with increase operations.

         We reported a loss from operations of $757,563 for three months ended March 31, 2007 as compared to a loss from operations of $98,961 for three months ended March 31, 2006. Although there can be no assurances, we anticipate that during the fiscal year ending December 31, 2007 our ongoing marketing efforts will result in an increase in our net sales from those reported in fiscal 2006. To support these increased sales we anticipate that our operating expenses will also increase during the fiscal year ending December 31, 2007 as compared to the fiscal 2006. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

         Total other expense decreased $314, or approximately 100%, for three months ended March 31, 2007 as compared to three months ended March 31, 2006. Included in this net decrease is:

         * a decrease in interest income of $36 for the three months ended March 31, 2007 ;
         * a decrease of $350, in interest expense for the three months ended March 31, 2007 as compared to three months ended March 31, 2006 which reflects a decrease in our borrowings.

         We reported a net loss of $757,563 or $(.03) per share for the three months ended March 31, 2007 as compared to a net loss of $99,275 or $(.00) per share for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows used in operating activities for the three months ended March 31, 2007 amounted to $64,595 and was primarily attributable to our net losses of $757,563 offset by non-cash compensation of $99,000, amortization of deferred compensation of $328,500, depreciation of $782, and changes in assets and liabilities of $258,186. Cash used in operations for the three months ended March 31, 2006, was $96,024 primarily attributable to our net loss of $99,275 offset by depreciation of $2,013 and changes in assets and liabilities of $ 13,762.

         Net cash flows provided by financing activities was $47,839 for the three months ended March 31, 2007 as compared to net cash provided by financing activities of $84,850 for the three months ended March 31, 2006, a decrease of $37,011. For the three months ended March 31, 2007, we received proceeds from the sale of common stock of $8,839 and proceeds of $53,000 from related party advances offset by the repayment of related party advances of $14,000. For the three months ended March 31, 2006, we received proceeds from the sale of common stock of $87,350 offset by the repayment of related party advances of $500 and the repayment of loans payable of $2,000.

         We reported a net decrease in cash for the three months ended March 31, 2007 of $16,756 as compared to a net decrease in cash of $11,174 for the three months ended March 31, 2006. At March 31, 2007, we had cash on hand of $11,072.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2007, we sold 37,856 shares of our common stock for net proceeds of $8,839.

         On February 20, 2007, we issued 180,000 shares of common stock for services rendered to a director of the Company.

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

                                                     PRICESTER.COM, INC.

                                                     By: /s/ Edward C. Dillon
                                                         -----------------------
May  , 2007                                              Edward C. Dillon
                                                         Chief Executive Officer