Form 10QSB
period 2007-06-30
Pricester.Com, Inc.
filed 2007-08-08
CIK 1302913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,766,373 shares at July 16, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                               PRICESTER.COM, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30, 2007

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Consolidated Balance Sheet (Unaudited)
              As of June 30, 2007..............................................3
     Consolidated Statements of Operations (Unaudited)
              For the Three and Six months Ended June 30, 2007 and 2006........4
     Consolidated Statements of Cash Flows (Unaudited)
              For the Six months Ended June 30, 2007 and 2006..................5

     Notes to Unaudited Consolidated Financial Statements...................6-12

     Item 2 - Management's Discussion and Analysis or Plan of Operation.....3-17

     Item 3 - Controls and Procedures.........................................17

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings...............................................17

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.....17

     Item 3 - Default Upon Senior Securities..................................18

     Item 4 - Submission of Matters to a Vote of Security Holders.............18

     Item 5 - Other Information...............................................18

     Item 6 - Exhibits........................................................18

     Signatures...............................................................19

                       PRICESTER.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2007
                                   (Unaudited)

                         ASSETS

CURRENT ASSETS:
       Cash                                                         $    19,020
       Subscription receivable                                            5,000
                                                                    -----------

              Total current assets                                       24,020
                                                                    -----------

PROPERTY AND EQUIPMENT, net                                               5,460
                                                                    -----------

OTHER ASSETS:
       Deposits                                                           1,302
                                                                    -----------

Total assets                                                        $    30,782
                                                                    ===========

          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
       Accounts payable and accrued expenses                        $    40,383
       Due to related parties                                           185,785
       Deferred revenue                                                   4,119
                                                                    -----------

              Total current liabilities                                 230,287
                                                                    -----------

STOCKHOLDERS' DEFICIT:
       Common stock, $0.001 par value, 50,000,000 authorized,
              27,756,373 issued and 26,756,373 outstanding               27,756
        Common stock issuable (500,000 shares)                              500
       Additional paid-in capital                                     4,221,320
       Accumulated deficit                                           (3,945,830)
       Subscription receivable                                          (15,000)
       Treasury stock, at par (1,000,000 shares)                         (1,000)
       Deferred compensation                                           (487,251)
                                                                    -----------

              Total stockholders' deficit                              (199,505)
                                                                    -----------

Total liabilities and stockholders' deficit                         $    30,782
                                                                    ===========

            See notes to unaudited consolidated financial statements.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three Months Ended       For the Six Months Ended
                                                        June 30,                        June 30,
                                              ----------------------------    ----------------------------
                                                   2007            2006            2007            2006
                                              ------------    ------------    ------------    ------------
                                                (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
Net Sales                                     $     44,323    $     25,766    $    100,881    $     48,145
                                              ------------    ------------    ------------    ------------

Operating expenses:
   Advertising                                       2,270            1127           3,034           6,359
   Professional fees                                 3,313           12794          22,338          14,294
   Consulting fees                                 112,917           12800         444,417          27,800
   Compensation                                     94,427           72223         501,077         121,020
   Other selling, general
      and administrative                            49,675           59364         105,857         110,175
                                              ------------    ------------    ------------    ------------

         Total operating expenses                  262,602         158,308       1,076,723         279,648
                                              ------------    ------------    ------------    ------------

Loss from operations                              (218,279)       (132,542)       (975,842)       (231,503)
                                              ------------    ------------    ------------    ------------

Other income (expenses):
   Interest income                                      --             111              --             147
   Interest expense                                     --              --              --            (350)
                                              ------------    ------------    ------------    ------------

         Total other income (expenses)                  --             111              --            (203)
                                              ------------    ------------    ------------    ------------

Loss before provision for income taxes            (218,279)       (132,431)       (975,842)       (231,706)

Provision for income taxes                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Net loss                                      $   (218,279)   $   (132,431)   $   (975,842)   $   (231,706)
                                              ============    ============    ============    ============

Net loss per common share -
   basic and diluted                          $      (0.01)   $      (0.01)   $      (0.04)   $      (0.01)
                                              ============    ============    ============    ============

Weighted average number of shares
   outstanding - basic and diluted              26,450,579      23,819,402      25,514,249      23,449,451
                                              ============    ============    ============    ============

           See notes to unaudited consolidated financial statements.

                  PRICESTER.COM, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Six Months Ended
                                                                       June 30,
                                                               ------------------------
                                                                   2007          2006
                                                                -----------  -----------
                                                                (Unaudited)  (Unaudited)
Cash flows from operating activities:
     Net loss                                                    $(975,842)   $(231,706)
                                                                 ---------    ---------
     Adjustments to reconcile net loss to
       net cash used in operations:
        Depreciation and amortization                                1,563        4,035
        Common stock issued for services                           397,830       20,000
        Amortization of deferred compensation                      453,651       12,500
        Donation of officer's compensation                          13,000           --
     Changes in assets and liabilities:
        Accounts receivable                                             --          396
        Prepaid expenses and other                                   3,000        2,717
        Due from stockholder                                            --        5,000
        Accounts payable and accrued expenses                       (8,412)     (11,790)
        Deferred revenues                                           (3,837)       6,093
                                                                 ---------    ---------

                 Total adjustments                                 856,795       38,951
                                                                 ---------    ---------

Net cash used in operating activities                             (119,047)    (192,755)
                                                                 ---------    ---------

Cash flows from investing activities:
     Capital expenditures                                               --         (279)
                                                                 ---------    ---------

Net cash used in investing activities                                   --         (279)
                                                                 ---------    ---------

Cash flows from financing activities:
     Proceeds from sale of common stock                             58,339      172,450
     Proceeds from loans payable                                        --           --
     Repayment of loans payable                                         --       (2,000)
     Proceeds from related parties                                  70,500           --
     Payments on related party advances                            (18,600)        (750)
                                                                 ---------    ---------

Net cash provided by financing activities                          110,239      169,700
                                                                 ---------    ---------

Net decrease in cash                                                (8,808)     (23,334)

Cash - beginning of the year                                        27,828       42,832
                                                                 ---------    ---------

Cash - end of the period                                         $  19,020    $  19,498
                                                                 =========    =========

Supplemental disclosure of cash flow information:
     Cash paid for :
        Interest                                                 $      --    $     350
                                                                 =========    =========
        Income taxes                                             $      --    $      --
                                                                 =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Common stock issued for future services                  $      --    $  37,500
                                                                 =========    =========
        Common stock issued for settlement of accounts payable   $      --    $  10,000
                                                                 =========    =========

           See notes to unaudited consolidated financial statements.

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------

Basis of presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB of Pricester.com, Inc. and Subsidiary ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of six months or less and money market accounts to be cash equivalents.

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (CONTINUED)

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

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2007.

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

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the six months ended June 30, 2007, the Company did not grant any stock options to employees.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of June 30, 2007, there were options to purchase 3,025,000 shares of common stock which could potentially dilute future earnings per share.

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

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

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

In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Certain officers of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At June 30, 2007, the Company owed these related parties $185,785.

The chief technical officer donated compensation amounting to approximately $13,000 during the six months ended June 30, 2007. The donation is recorded as additional paid-in capital and a corresponding increase to operating expenses.

NOTE 3 - STOCKHOLDERS' DEFICIT

Common Stock

During the six months ended June 30, 2007, the Company sold 677,856 shares of the Company's common stock for net proceeds of $58,839 and total subscription receivable of $20,000.

On February 20, 2007, the Company issued 180,000 shares of common stock for services rendered to a director of the Company. The Company valued these common shares at the fair market value on the date of grant at $.55 per share or $99,000. In connection with issuance of these shares, the Company recorded non-cash compensation expense of $99,000.

On April 1, 2007, in connection with a twelve month consulting agreement, the Company issued 400,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.34 per share or $136,000. In connection with issuance of these shares, the Company recorded stock based consulting expense of $34,000 and deferred consulting expense of $102,000 to be amortized over the service period.

In April 2007, in connection with a three month consulting agreement, the Company issued 30,000 shares of common stock for business development services. The Company valued these common shares at the fair market value on the date of grant at $.37 per share or $11,100. In connection with issuance of these shares, the Company recorded stock based consulting expense of $11,100.

In April 2007, in connection with a three month consulting agreement, the Company issued 100,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.23 per share or $23,000. In connection with issuance of these shares, the Company recorded stock based consulting expense of $23,000.

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 3 - STOCKHOLDERS' DEFICIT (CONTINUED)

Common Stock (continued)

On April 24, 2007, the Company agreed to issue 500,000 shares of common stock to the Company's CEO for services to be rendered in the future. The Company valued these common shares at the fair market value on the date of grant at $.26 per share or $130,000. In connection with these shares, the Company recorded stock based compensation of $23,333 and deferred compensation of 106,667 to be amortized over the service period. The 500,000 shares are reflected on the accompanying balance sheet as common stock issuable.

On April 24, 2007, the Company issued 1,000,000 shares of common stock to the Company's CEO for past services rendered. The Company valued these common shares at $.26 per share or $258,850. In connection with the issuance of these shares, the Company recorded an offset to accrued salaries of $258,850.

In May 2007, the Company issued in aggregate 136,900 shares of common stock to various employees of the Company for services rendered. The Company valued these common shares ranging from $.20 to $.25 per share or $28,880.

In May 2007, in connection with a three month consulting agreement, the Company issued 200,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.38 per share or $76,000. Additionally, in June 2007 the Company issued 200,000 shares of common stock to extend the term of this consulting agreement up to December 14, 2007. The Company valued these common shares at the fair market value on the date of grant at $.13 per share or $26,000. In connection with issuance of these shares, the Company recorded stock based consulting expense of $41,011 and deferred compensation of $60,989 to be amortized over the service period.

On June 28, 2007, in connection with a twelve month consulting agreement, the Company issued 350,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.19 per share or $66,500. In connection with the issuance of these shares, the Company recorded stock based consulting expense of $364 and deferred consulting expense of $66,136 to be amortized over the service period.

Stock Options

On June 28, 2007, the Company granted one-year options to purchase 1,000,000 shares of common stock in connection with a twelve month consulting agreement for corporate advisory services at an exercise price of $.05 per share. The Company valued these options utilizing the Black-Scholes options pricing model at approximately $0.16 or $154,902. For the six months ended June 30, 2007, in connection with these options, the Company recorded stock based consulting expense of $3,442 and deferred compensation of $151,460 to be amortized over the service period.

Stock option activity for the six months ended June 30, 2007 is summarized as follows:

                                                            Weighted Average
                                     Number of Options       Exercise Price
                                     -----------------      ----------------
Balance at beginning of year             2,025,000               $   0.40

Granted                                  1,000,000                   0.05
Exercised                                       --                     --
Forfeited                                       --                     --
                                         ---------               --------
Balance at end of period                 3,025,000               $   0.28
                                         =========               ========

Options exercisable at end of period     3,025,000               $   0.28
                                         =========               ========

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007

NOTE 3 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock Options (continued)

The following table summarizes the Company's stock option outstanding at June 30, 2007:

                           Options outstanding and exercisable

                                            Weighted          Weighted
                                            average           average
            Range of                       remaining          exercise
         exercise price      Number           life              price
         --------------    ---------     ------------         ---------
          $    0.40        2,025,000     1 year after            0.40
                                          effective
                                         registration

          $    0.05        1,000,000       1 year                0.05

NOTE 4 - GOING CONCERN

The accompanying financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $3,945,830 at June 30, 2007, had net losses and negative cash flows from operations for the six months ended June 30, 2007 of $975,842 and $119,047, respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. During the year ended December 31, 2005, the Company borrowed $262,500 for working capital purposes and sold common shares for net proceeds of $125,950. During 2006, the Company sold 830,400 common shares for net proceeds of $191,950. Additionally, during the six months ended June 30, 2007, the Company sold 677,856 shares of the Company's common stock for net proceeds of $58,339 and total subscription receivable of $20,000.

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

NOTE 5 - SUBSEQUENT EVENTS

In July 2007, the Company sold 10,000 shares of the Company's common stock for net proceeds of $1,000.

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

GOING CONCERN

         As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of $3,945,830, a working capital deficit of $206,267 at June 30, 2007, had net losses for the six months ended June 30, 2007 of $975,842, and cash used in operations during the six months ended June 30, 2007 of $119,047. While we are attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

         Net sales for the six months ended June 30, 2007 were $100,881 as compared to net sales of $48,145 for the six months ended June 30, 2006, an increase of $52,736 or approximately 110%. We are continuing to create customer awareness for our products. Additionally, we have increased our marketing efforts and began offering website hosting services.

         Total operating expenses for the six months ended June 30, 2007 were $1,076,723, an increase of $797,075, or approximately 285%, from total operating expenses in the six months ended June 30, 2006 of $279,648. This increase is primarily attributable to:

     * a decrease of $3,325, or approximately 52%, in advertising expense incurred to promote our website and products. The decrease was attributable to decreased spending due to limited financial resources;
     * an increase of $8,044, or approximately 56%, in professional fees incurred in connection with our SEC filings;
     * an increase of $416,617 in consulting fees in connection with the issuance of our common stock for services rendered and amortization of deferred compensation;
     * an increase of $380,057, or 314%, in compensation expense to $501,077 for the six months ended June 30, 2007 as compared to $121,020 for the six months ended June 30, 2006. This increase is a result of increases in overall compensation expense due to increased staff due to the hiring of additional sales and website design personnel and the issuance of our common stock for services rendered amounting to $99,000 during the six months ended June 30, 2007. We also recorded stock based compensation of $258,850 to our CEO for past services rendered during the six months ended June 30, 2007.

     * a decrease of $4,318, or approximately 4%, in other selling, general and administrative expenses as a result of decrease spending in general expenses and office expenses due to limited resources.

         We reported a loss from operations of $975,842 for six months ended June 30, 2007 as compared to a loss from operations of $231,503 for six months ended June 30, 2006. Although there can be no assurances, we anticipate that during the fiscal year ending December 31, 2007 our ongoing marketing efforts will result in an increase in our net sales from those reported in fiscal 2006. To support these increased sales we anticipate that our operating expenses will also increase during the fiscal year ending December 31, 2007 as compared to the fiscal 2006. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

         Total other expense decreased $203, or approximately 100%, for six months ended June 30, 2007 as compared to six months ended June 30, 2006. Included in this net decrease is:

     * a decrease in interest income of $147 for the six months ended June 30, 2007 ;
     * a decrease of $350, in interest expense for the six months ended June 30, 2007 as compared to six months ended June 30, 2006 which reflects a decrease in our borrowings.

         We reported a net loss of $975,842 or $(.04) per share for the six months ended June 30, 2007 as compared to a net loss of $231,706 or $(.01) per share for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2005, we borrowed $262,500 from various parties for working capital purposes. Prior to December 31, 2005, we repaid $8,000 of these loans and issued 258,750 shares of common stock at $1.00 per share to loan holders for settlement of $252,500 of this debt and accrued interest payable of $6,250. We repaid the remaining $2,000 loan during 2006.

         During 2005 and 2004, we received net proceeds of $125,950 and $467,500 from the sale of our common stock. During 2006, the Company sold 830,400 common shares for net proceeds of $191,950. Additionally, during the six months ended June 30, 2007, we received net proceeds of $58,339 and total subscription receivable of $20,000 from the sale of our common stock. These funds were used for working capital purposes.

         Net cash flows used in operating activities for the six months ended June 30, 2007 amounted to $119,047 and was primarily attributable to our net losses of $975,842 offset by non-cash compensation of $397,830, amortization of deferred compensation of $453,651, depreciation of $1563, and changes in assets and liabilities of $9,249. Net cash flows used in operating activities for the six months ended June 30, 2006 amounted to $192,755 and was primarily attributable to our net losses of $231,706 offset by non-cash compensation of $20,000, amortization of deferred compensation of $12,500, depreciation of $4,035 and changes in assets and liabilities of $2,416.

         Net cash flows provided by financing activities was $110,239 for the six months ended June 30, 2007 as compared to net cash provided by financing activities of $169,700 for the six months ended June 30, 2006, a decrease of $59,461. For the six months ended June 30, 2007, we received proceeds from the sale of common stock of $58,339 and proceeds of $70,500 from related party advances offset by the repayment of related party advances of $18,600. For the six months ended June 30, 2006, we received proceeds from the sale of common stock of $172,450 offset by the repayment of related party advances of $750 and the repayment of loans payable of $2,000.

         We reported a net decrease in cash for the six months ended June 30, 2007 of $8,808 as compared to a net decrease in cash of $23,334 for the six months ended June 30, 2006. At June 30, 2007, we had cash on hand of $19,020.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with the FSP.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2007, the Company sold 640,000 shares of the Company's common stock for net proceeds of $49,500 and total subscription receivable of $20,000.

         In April 2007, in connection with a three month consulting agreement, we issued 30,000 shares of common stock for business development services.

         On April 24, 2007, we issued 1,000,000 shares of common stock to our CEO for past services rendered.

         In May 2007, the Company issued in aggregate 111,900 shares of common stock to various employees of the Company for services rendered.

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

                                                     Pricester.com, Inc.

                                                     By: /s/ Edward C. Dillon
August  , 2007                                           -----------------------
                                                         Edward C. Dillon
                                                         Chief Executive Officer