Form 10QSB
period 2007-09-30
Pricester.Com, Inc.
filed 2007-11-13
CIK 1302913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2007

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

                         5555 Hollywood Blvd., Suite 303
                            Hollywood, Florida 33021
               (Address of principal executive offices)(Zip Code)

                                 (954) 272-1200
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,541,373 shares at October 15, 2007

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [x]

                               PRICESTER.COM, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED September 30, 2007

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

         Consolidated Balance Sheet (Unaudited)
                  As of September 30, 2007.....................................3
         Consolidated Statements of Operations (Unaudited)
                  For the Three and Nine months Ended
                  September 30, 2007 and 2006..................................4
         Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine months Ended September 30, 2007 and 2006........5

         Notes to Unaudited Consolidated Financial Statements...............6-12

         Item 2 - Management's Discussion and Analysis or
                  Plan of Operation........................................13-16

         Item 3 - Controls and Procedures.....................................17

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................17

         Item 2 - Unregistered Sales of Equity Securities and
                  Use of Proceeds.............................................17

         Item 3 - Default Upon Senior Securities..............................18

         Item 4 - Submission of Matters to a Vote of Security Holders.........18

         Item 5 - Other Information...........................................18

         Item 6 - Exhibits....................................................18

         Signatures...........................................................19

                       PRICESTER.COM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
        Cash                                                     $    18,124
        Subscription receivable                                        5,000
                                                                 -----------

               Total current assets                                   23,124

PROPERTY AND EQUIPMENT, net                                            4,678
                                                                 -----------

Total assets                                                     $    27,802
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
        Accounts payable and accrued expenses                    $    36,710
        Due to related parties                                       190,785
        Deferred revenue                                               2,604
                                                                 -----------

               Total current liabilities                             230,099
                                                                 -----------

STOCKHOLDERS' DEFICIT:
        Common stock, $0.001 par value, 50,000,000 authorized,
               28,541,373 issued and outstanding                      28,541
        Additional paid-in capital                                 4,256,485
        Accumulated deficit                                       (4,155,189)
        Deferred compensation - stock based                         (332,134)
                                                                 -----------

               Total stockholders' deficit                          (202,297)
                                                                 -----------

Total liabilities and stockholders' deficit                      $    27,802
                                                                 ===========






            See notes to unaudited consolidated financial statements.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Three Months Ended     For the Nine Months Ended
                                                         September 30,                 September 30,
                                                ----------------------------    ----------------------------
                                                    2007            2006            2007            2006
                                                ------------    ------------    ------------    ------------
                                                 (Unaudited)     (Unaudited)    (Unaudited)      (Unaudited)
Net Sales                                       $     46,805    $     37,348    $    147,686    $     85,493
                                                ------------    ------------    ------------    ------------

Operating expenses:
   Advertising                                           626             791           3,660           7,150
   Professional fees                                   1,499            2545          23,837          16,839
   Consulting fees                                   122,618           13286         567,035          41,086
   Compensation                                       83,063           65616         584,140         186,636
   Other selling, general and administrative          48,358           61362         154,215         171,537
                                                ------------    ------------    ------------    ------------

         Total operating expenses                    256,164         143,600       1,332,887         423,248
                                                ------------    ------------    ------------    ------------

Loss from operations                                (209,359)       (106,252)     (1,185,201)       (337,755)
                                                ------------    ------------    ------------    ------------

Other income (expenses):
   Interest income                                        --              14              --             161
   Interest expense                                       --              --              --            (350)
                                                ------------    ------------    ------------    ------------

         Total other income (expenses)                    --              14              --            (189)
                                                ------------    ------------    ------------    ------------

Loss before provision for income taxes              (209,359)       (106,238)     (1,185,201)       (337,944)

Provision for income taxes                                --              --              --              --
                                                ------------    ------------    ------------    ------------

Net loss                                        $   (209,359)   $   (106,238)   $ (1,185,201)   $   (337,944)
                                                ============    ============    ============    ============


Net loss per common share - basic and diluted   $      (0.01)   $         --    $      (0.04)   $      (0.01)
                                                ============    ============    ============    ============

Weighted average number of shares
   outstanding - basic and diluted                28,055,069      23,914,171      26,370,494      23,606,060
                                                ============    ============    ============    ============




            See notes to unaudited consolidated financial statements.

                       PRICESTER.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Nine Months Ended
                                                                                 September 30,
                                                                          --------------------------
                                                                              2007           2006
                                                                          -----------    -----------
                                                                          (Unaudited)    (Unaudited)
Cash flows from operating activities:
      Net loss                                                            $(1,185,201)   $  (337,944)
                                                                          -----------    -----------
      Adjustments to reconcile net loss to net cash used in operations:
            Depreciation and amortization                                       2,345          5,233
            Common stock issued for services                                  407,280          7,500
            Amortization of deferred compensation                             608,768         37,500
            Donation of former officer's compensation                          15,000             --
      Changes in assets and liabilities:
            Accounts receivable                                                    --           (330)
            Prepaid expenses and other                                          3,000            (33)
            Due from stockholder                                                   --          5,000
            Deposits                                                            1,302             --
            Accounts payable and accrued expenses                             (12,085)        (3,028)
            Deferred revenues                                                  (5,352)         8,753
                                                                          -----------    -----------

                        Total adjustments                                   1,020,258         60,595
                                                                          -----------    -----------

Net cash used in operating activities                                        (164,943)      (277,349)
                                                                          -----------    -----------
Cash flows from investing activities:
      Capital expenditures                                                         --           (279)
                                                                          -----------    -----------
Net cash used in investing activities                                              --           (279)
                                                                          -----------    -----------
Cash flows from financing activities:
      Proceeds from sale of common stock and issuance of treasury stock        98,339        186,950
      Repayment of loans payable                                                   --         (2,000)
      Proceeds from related parties                                            75,500         74,600
      Payments on related party advances                                      (18,600)          (750)
                                                                          -----------    -----------
Net cash provided by financing activities                                     155,239        258,800
                                                                          -----------    -----------
Net decrease in cash                                                           (9,704)       (18,828)

Cash - beginning of the year                                                   27,828         42,832
                                                                          -----------    -----------

Cash - end of the period                                                  $    18,124    $    24,004
                                                                          ===========    ===========

Supplemental disclosure of cash flow information:
      Cash paid for :
            Interest                                                      $        --    $       350
                                                                          ===========    ===========
            Income taxes                                                  $        --    $        --
                                                                          ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
            Common stock issued for future services                       $   219,400    $    37,500
                                                                          ===========    ===========
            Common stock issued for settlement of accounts payable        $        --    $    10,000
                                                                          ===========    ===========
            Common stock and option issued for services and
               compensation                                               $   635,380    $    20,000
                                                                          ===========    ===========


            See notes to unaudited consolidated financial statements.

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto contained in the Report on Form 10-KSB of Pricester.com, Inc. and Subsidiary ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

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

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

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

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2007.

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

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the nine months ended September 30, 2007, the Company did not grant any stock options to employees.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of September 30, 2007, there were options to purchase 3,025,000 shares of common stock which could potentially dilute future earnings per share.

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

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

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

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Certain officers of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At September 30, 2007, the Company owed these related parties $190,785.

The former chief technical officer donated compensation amounting to approximately $15,000 during the nine months ended September 30, 2007. The donation is recorded as additional paid-in capital and a corresponding increase to operating expenses.

NOTE 3 - STOCKHOLDERS' DEFICIT

Common Stock

During the nine months ended September 30, 2007, the Company received net proceeds of $98,339 and a subscription receivable of $5,000 from the sale of 857,856 shares of the Company's common stock and 1,000,000 shares of treasury stock. The Company collected the subscription receivable in October 2007.

On February 20, 2007, the Company issued 180,000 shares of common stock for services rendered to a director of the Company. The Company valued these common shares at the fair market value on the date of grant at $.55 per share or $99,000. In connection with issuance of these shares, the Company recorded non-cash compensation expense of $99,000 during the nine months ended September 30, 2007.

On April 1, 2007, in connection with a twelve month consulting agreement, the Company issued 400,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.34 per share or $136,000. In connection with the issuance of these shares during the nine months ended September 30, 2007, the Company recorded stock based consulting expense of $68,000 and deferred consulting expense of $68,000 to be amortized over the balance of the service period.

In April 2007, in connection with a three month consulting agreement, the Company issued 30,000 shares of common stock for business development services. The Company valued these common shares at the fair market value on the date of grant at $.37 per share or $11,100. In connection with issuance of these shares, the Company recorded stock based consulting expense of $11,100 during the nine months ended September 30, 2007.

In April 2007, in connection with a three month consulting agreement, the Company issued 100,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.23 per share or $23,000. In connection with issuance of these shares, the Company recorded stock based consulting expense of $23,000 during the nine months ended September 30, 2007.

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 3 - STOCKHOLDERS' DEFICIT (CONTINUED)

Common Stock (continued)

On April 24, 2007, the Company agreed to issue 500,000 shares of common stock to the Company's CEO for services to be rendered in the future. The Company valued these common shares at the fair market value on the date of grant at $.26 per share or $130,000. In connection with these shares, the Company recorded stock based compensation during the nine months ended September 30, 2007 of $55,833 and deferred compensation of $74,167 to be amortized over the balance of the service period.

On April 24, 2007, the Company issued 1,000,000 shares of common stock to the Company's CEO for past services rendered. The Company valued these common shares at the fair market value on the date of grant at $.26 per share or $258,850. In connection with the issuance of these shares, the Company recorded salaries for the Chief Executive Officer of $258,850.

In May 2007, the Company issued in aggregate 136,900 shares of common stock to various employees of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grants ranging from $.20 to $.25 per share or $28,880 and has been recorded as stock based compensation during the nine months ended September 30, 2007.

In May 2007, in connection with a three month consulting agreement, the Company issued 200,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.38 per share or $76,000. Additionally, in June 2007 the Company issued 200,000 shares of common stock to extend the term of this consulting agreement up to December 14, 2007. The Company valued these common shares at the fair market value on the date of grant at $.13 per share or $26,000. In connection with issuance of these shares during the nine months ended September 30, 2007, the Company recorded stock based consulting expense of $74,278 and deferred compensation of $27,722 to be amortized as of the end of the service period.

On June 28, 2007, in connection with a twelve month consulting agreement, the Company issued 350,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.19 per share or $66,500. In connection with the issuance of these shares during the nine months ended September 30, 2007, the Company recorded stock based consulting expense of $16,989 and deferred consulting expense of $49,511 to be amortized over the service period.

In August 2007, the Company issued in aggregate 105,000 shares of common stock to two employees of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.09 per share or $9,450 and has been recorded as stock based compensation during the nine months ended September 30, 2007.

Stock Options

On June 28, 2007, the Company granted one-year options to purchase 1,000,000 shares of common stock in connection with a twelve month consulting agreement for corporate advisory services at an exercise price of $.05 per share. The Company valued these options utilizing the Black-Scholes options pricing model at approximately $0.16 or $154,902. For the nine months ended September 30, 2007, in connection with these options, the Company recorded stock based consulting expense of $42,168 and deferred compensation of $112,734 to be amortized over the service period.

                       PRICESTER.COM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007

NOTE 3 - STOCKHOLDERS' DEFICIT (CONTINUED)

Stock option activity for the nine months ended September 30, 2007 is summarized as follows:

                                                              WEIGHTED AVERAGE
                                       NUMBER OF OPTIONS       EXERCISE PRICE
                                       -----------------      ----------------
Balance at beginning of year               2,025,000               $ 0.40

Granted                                    1,000,000                 0.05
Exercised                                         --                   --
Forfeited                                         --                   --
                                           ---------               ------
Balance at end of period                   3,025,000               $ 0.28
                                           =========               ======

Options exercisable at end of period       3,025,000               $ 0.28
                                           =========               ======

The following table summarizes the Company's stock option outstanding at September 30, 2007:

                              OPTIONS OUTSTANDING AND EXERCISABLE
                              -----------------------------------

                                         WEIGHTED       WEIGHTED
                                          AVERAGE       AVERAGE
          RANGE OF                       REMAINING      EXERCISE
      EXERCISE PRICE       NUMBER          LIFE          PRICE
      --------------       ------        ---------      --------
           $ 0.40        2,025,000     1 year after       0.40
                                       effective
                                       registration

           $ 0.05        1,000,000     1 year             0.05

NOTE 4 - GOING CONCERN

The accompanying financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit of $4,155,189 at September 30, 2007, had net losses and negative cash flows from operations for the nine months ended September 30, 2007 of $1,185,201 and $164,943, respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. For the year 2006, the Company sold 830,400 common shares for net proceeds of $191,950. Additionally, during the nine months ended September 30, 2007, the Company received net proceeds of $98,339 and a subscription receivable of $5,000 from the sale of 857,856 shares of the Company's common stock and 1,000,000 shares of treasury stock.

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

NOTE 5 - SUBSEQUENT EVENTS

In October 2007, the Company collected the subscription receivable amounting to $5,000.

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

GOING CONCERN

         As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of $4,155,189, a working capital deficit of $206,975 at September 30, 2007, had net losses for the nine months ended September 30, 2007 of $1,185,201, and cash used in operations during the nine months ended September 30, 2007 of $164,943. While we are attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

         Net sales for the nine months ended September 30, 2007 were $147,686 as compared to net sales of $85,493 for the nine months ended September 30, 2006, an increase of $62,193 or approximately 73%. We are continuing to create customer awareness for our products. Additionally, we have increased our marketing efforts and began offering website hosting services.

         Total operating expenses for the nine months ended September 30, 2007 were $1,332,887, an increase of $909,639, or approximately 215%, from total operating expenses in the nine months ended September 30, 2006 of $423,248. This increase is primarily attributable to:

     * a decrease of $3,490, or approximately 49%, in advertising expense incurred to promote our website and products. The decrease was attributable to decreased spending due to limited financial resources;
     * an increase of $6,998, or approximately 42%, in professional fees incurred in connection with our SEC filings;
     * an increase of $525,949 in consulting fees in connection with the issuance of our common stock for services rendered and amortization of deferred compensation;
     * an increase of $397,504, or 213%, in compensation expense to $584,140 for the nine months ended September 30, 2007 as compared to $186,636 for the nine months ended September 30, 2006. This increase is a result of increases in overall compensation expense primarily due to increased staff due to the hiring of additional sales and website design personnel and the issuance of our common stock to various employees for services rendered amounting to $137,330 during the nine months ended September 30, 2007. We also recorded stock based compensation of $258,850 to our CEO for past services rendered during the nine months ended September 30, 2007.

     * a decrease of $17,322, or approximately 10%, in other selling, general and administrative expenses as a result of decrease spending in general expenses and office expenses due to limited resources.

         We reported a loss from operations of $1,185,201 for nine months ended September 30, 2007 as compared to a loss from operations of $337,755 for nine months ended September 30, 2006. Although there can be no assurances, we anticipate that during the fiscal year ending December 31, 2007 our ongoing marketing efforts will result in an increase in our net sales from those reported in fiscal 2006. To support these increased sales we anticipate that our operating expenses will also increase during the fiscal year ending December 31, 2007 as compared to the fiscal 2006. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

         Total other expense decreased $189, or approximately 100%, for nine months ended September 30, 2007 as compared to nine months ended September 30, 2006. Included in this net decrease is:

     * a decrease in interest income of $161 for the nine months ended September 30, 2007 ;
     * a decrease of $350, in interest expense for the nine months ended September 30, 2007 as compared to nine months ended September 30, 2006 which reflects a decrease in our borrowings.

         We reported a net loss of $1,185,201 or $(.04) per share for the nine months ended September 30, 2007 as compared to a net loss of $337,944 or $(.01) per share for the nine months ended September 30, 2006.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

         Net sales for the three months ended September 30, 2007 were $46,805 as compared to net sales of $37,348 for the three months ended September 30, 2006, an increase of $9,457 or approximately 25%. We are continuing to create customer awareness for our products. Additionally, we have increased our marketing efforts and began offering website hosting services.

         Total operating expenses for the three months ended September 30, 2007 were $256,164, an increase of $112,564, or approximately 78%, from total operating expenses in the three months ended September 30, 2006 of $143,600. This increase is primarily attributable to:

     * an increase of $109,332 in consulting fees in connection with the issuance of our common stock for services rendered and amortization of deferred compensation;
     * an increase of $17,447, or 27%, in compensation expense to $83,063 for the three months ended September 30, 2007 as compared to $65,616 for the three months ended September 30, 2006. This increase is a result of increases in overall compensation expense primarily due to increased staff due to the hiring of additional sales and website design personnel and the issuance of our common stock to various employees for services rendered during the three months ended September 30, 2007.
     * a decrease of $13,004, or approximately 21%, in other selling, general and administrative expenses as a result of decrease spending in general expenses and office expenses due to limited resources.

         We reported a loss from operations of $209,359 for three months ended September 30, 2007 as compared to a loss from operations of $106,252 for the three months ended September 30, 2006.

         Total other expense decreased $14, or approximately 100%, for the three months ended September 30, 2007 as compared to three months ended September 30, 2006.

         We reported a net loss of $209,359 or $(.01) per share for the three months ended September 30, 2007 as compared to a net loss of $106,238 or $(.00) per share for the three months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows used in operating activities for the nine months ended September 30, 2007 amounted to $164,943 and was primarily attributable to our net losses of $1,185,201 offset by non-cash compensation of $407,280, amortization of deferred compensation of $608,768, depreciation of $2,345, donation of former officer's compensation of $15,000 and net changes in assets and liabilities of ($13,135). Net cash flows used in operating activities for the nine months ended September 30, 2006 amounted to $277,349 and was primarily attributable to our net losses of $337,944 offset by stock-based non-cash compensation of $7,500, amortization of deferred compensation of $37,500, depreciation of $5,233, and changes in assets and liabilities.

         Net cash flows used in investing activities for the nine months ended September 30, 2006 amounted to $279 as compared to net cash used in investing activities of $0 for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, we used cash for capital expenditures of $279.

         Net cash flows provided by financing activities was $155,239 for the nine months ended September 30, 2007 as compared to net cash provided by financing activities of $258,800 for the nine months ended September 30, 2006, a decrease of $103,561. For the nine months ended September 30, 2007, we received proceeds from the sale of common stock and treasury stock of $98,339 and proceeds of $75,500 from related party advances offset by the repayment of related party advances of $18,600. For the nine months ended September 30, 2006, we received proceeds from the sale of common stock of $186,950 and proceeds of $74,600 from related party advances offset by the repayment of related party advances of $750 and the repayment of loans payable of $2,000.

         We reported a net decrease in cash for the nine months ended September 30, 2007 of $9,704 as compared to a net decrease in cash of $18,828 for the nine months ended September 30, 2006. At September 30, 2007, we had cash on hand of $18,124.

RECENT ACCOUNTING PRONOUNCEMENTS

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2007, we sold 180,000 shares of our common stock and issued 1,000,000 shares of treasury stock for net proceeds of $25,000.

         On April 24, 2007, we agreed to issue 500,000 shares of common stock to our CEO for services to be rendered in the future which shares were issued in August 2007.

         In August 2007, we issued in aggregate 105,000 shares of common stock to two employees for services rendered.

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

                                                     Pricester.com, Inc.

                                                     By: /s/ Edward C. Dillon
                                                        ---------------------
November 13, 2007                                       Edward C. Dillon
                                                        Chief Executive Officer