Form 10KSB
period 2007-12-31
Pricester.Com, Inc.
filed 2008-04-07
CIK 1302913

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[x] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  December 31, 2007
OR
[ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission File Number    333-118993

Pricester.com, Inc.
(Exact name of Small Business Issuer
in its charter)

        Nevada                                   41-2137356
(State or other jurisdiction                 (I.R.S. Employer
  of incorporation or                              Number)
    organization)

 5555 Hollywood Blvd
   Suite 303
   Hollywood, FL                                   33021
 (Address of principal executive offices)        (Zip Code)

Registrant's Telephone number, including area code:
954-272-1200

Securities registered pursuant to Section 12(b) of the Act:       None
Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $.001 par value

Check whether the Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ____          No  __x__

The Corporation's revenues for the year ended December 31, 2007 were $179,176. As of March 31, 2008, the market value of the Corporation's voting $.00l par value common stock held by non-affiliates of the Corporation was $5,928.

The number of shares outstanding of Corporation's only class of common stock, as of December 31, 2007 and March 31, 2008 was 28,948,873 and 40,598,456 shares of its $.001 par value common stock, respectively.

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No    x
     -------           -------

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

In conjunction with the merger transaction, Pricester Florida entered into an agreement with Taking a Company Public, an entity controlled by Dennis Jordan. These services include advisement in all administrative, legal and financial aspects of going public. Pursuant to the agreement, Taking a Company Public will receive consulting fees of $80,000. The agreement terminated in June 2006 when the newly merged Pricester Nevada became fully trading on the NASD Bulletin Board.

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

Pricester.com, Inc. was in a development stage company through December 31, 2005 and has a lack of material revenues. Our products and services have been active since January 2004 and have only generated revenue of $179,176 for the year ended December 31, 2007 and $139,338 for the year ended December 31, 2006. We have yet to generate substantial revenue because our primary marketing objective has been to first build a large gathering of web based vendors, traditional small businesses, and established national retailers, to offer a diverse and extensive variety of goods and services.

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

We have developed a technological framework that would overcome prohibitive cost factors and exponentially increase the ease with which small business owners could effectively enter the e-commerce community and credibly compete for customers online.

We created proprietary applications that permit an economy for the construction of professionally designed, customized, full-functioned e-commerce or informational websites and for hosting large numbers of such websites. Our applications are marketed to the small business sector, where the cost of website design and development has been a barrier to achieving an Internet presence. To complement our low-cost website design product, we also launched an Internet shopping portal, www.pricester.com, a virtual shopping mall providing additional exposure for its website clients.

As consumer access to the Internet has become more widespread and continues to grow, a website has emerged as an essential tool for small businesses. Small companies and professional practices alike understand the value of a website for establishing credibility and competing for clients and sales.


Our Products & Services
-----------------------

Pricester provides services that allow any small business to have an Internet presence with the website features that consumers want and expect.

Increasingly, consumers look towards company information on the Internet when shopping for services and merchandise. According to the US Census Bureau, in the third quarter of 2005 alone, online sales accounted for over $22 billion dollars. However, this represented only about 2% of total retail sales in the US in the same quarter.

Virtually all major retailers and service providers have company websites. In contrast, the owner-operated businesses-collectively, the largest component of the entire economy-still only have a minor presence on the Internet. There are 23 million small businesses in the U.S., including businesses with less than 5 employees and those filing 1040 Schedule C returns (Source: U.S. Department of Commerce) and millions still without a web presence through which they can sell and promote their products and services. According to a research paper prepared under contract for the Small Business Administration (Strategies for Small Business Success, 2002), only 35% of small firms had a website and "The smallest firms (with fewer than 10 employees) benefit the most from being online..."

As the cost of computers has dropped significantly, the number of consumers using computers and the Internet on a regular basis has increased dramatically. Today, according to a Nielson/NetRatings report, over 75% of consumers have Internet access and increasingly they are turning to this resource when searching for or evaluating products and services. Concurrently, the demand and logical need for small businesses to have a website is greater than ever.

The market for affordable business websites is large and still expanding. Pricester's services are specifically geared to address this demand from the small business sector. Additional funding is required to expand marketing efforts in order to reach and further penetrate the market.

Pricester's website design technology permits the custom creation of websites by professional designers at extremely low cost. The savings are passed along to the business owner, resulting in perhaps the lowest net cost custom website design package offering available on the market today!

Competitors offering similar services are operating within a far more labor intensive environment and cannot compete with Pricester's pricing strategy.

Clients receive a customized multi-page website designed for free and agree to pay just a competitive Internet hosting fee and a nominal set-up charge. Small businesses find the deal irresistible, recognizing that they've found a true low-cost alternative to the traditionally cost-prohibitive barriers to developing and hosting a website. Pricester prominently displays a "Lowest Price Guarantee" seal on its website; to date it has never been challenged.

Over and above the website design value that Pricester offers, every client's website is also included in our online shopping portal-added exposure that no other competitor offers.

Pricester.com provides website design services, primarily geared to the needs and budgets of small businesses. Closely related services provided by the Company include:

   -  website hosting
   -  domain registration
   -  Internet search engine and directory submission
   - Internet marketing services (e.g., webpage optimization, pay-per-click campaign development, etc.)
   -  website maintenance
   -  design-related services such as logo creation
   - integrated shopping cart and online catalog for e-commerce websites
   - advanced shopping cart and design options for highly customized websites

In addition to these website design and intertwined services, Pricester's online shopping portal provides each client with additional exposure for their website and products, as well as other online e-commerce opportunities.

Key features of the Pricester.com shopping portal include: free membership for consumers and vendors, no listing fees and direct consumer access to vendor's websites. The shopping portal already has over 28,000 registered members and over 11,000 websites. The website receives ~100,000 visits and over 1,200,000 hits each month from individuals worldwide.

Specialized Products & Programs

   - Themed, Corporate Sponsored Websites: A series of lifestyle websites, centered on popular themes such as family, relationships, sports and more. These websites include content provided by personalities with existing high-visibility media exposure, as well as feature editorial supplied by corporate participants on a fee-paid basis.

   - Industry Specific Distribution Programs: Customized small-business website distribution programs, prepared in conjunction with and to enhance the marketing efforts of synergistic business groups, such as: banks, merchant service suppliers, chambers of commerce and NFP organizations.

   - International Shopping Portal: Pricester has launched a shopping portal that is international in scope, currently covering 24 countries on six continents. The website, www.copiaworld.com, features offerings from thousands of retail stores, financial institutions and more, in a convenient to use, categorized format.

  At this time, Pricester creates the majority of its sales by generating small business leads using outbound automated telemarketing, and then following up by telephone. Almost all sales are completely consummated over the phone.

Concurrently, Pricester is endeavoring to develop strategic partnerships with other companies and organizations that have an interest in the same small business target market. Such partners are, in effect, volume distribution "outlets" for our website services, complementing the direct marketing efforts to upstream the growth process. Pricester delivers a product that is appealing and important to small business owners. Therefore, logical targets for strategic partnerships are large corporations that actively and competitively seek to acquire, service and retain small businesses as their customers; this is the necessary synergy in the relationship. Pricester's website service is positioned as a valuable, unique and timely addition to the partner's existing product or service, providing more market differentiation and a competitive edge.

Key target groups for strategic partners include: mid to large banks, merchant service providers, communications companies, computer manufacturers, appropriately focused retail chains, certain business organizations as well as the educational sector. Pricester's website packages can be offered in tandem with and by the strategic partner to augment and facilitate their existing sales/enrollment process.

Our revenue model is based upon selling Pricester Custom Designed Websites and collecting transaction and hosting fees. We have yet to generate substantial revenues in transaction fees because our primary marketing objective has been to first build a large gathering of web-based vendors in order to attract the consumer.

Although we average over 90,000-100,000 visitors a month and over 3,000,000 page hits per month primarily from the United States, this is an extremely small amount compared to our competitors. According to www.statbrain.com, Yahoo receives an average of 2,852,912,100 visitors per month and Ebay receives an average of 2,009,982,330 visitors per month. A visitor coming to a web site may access one or many web pages on a site, creating multiple page views. A hit means a single request from a visitor for a single item from a web server. As a result, in order for a visitor to display a page that contains 3 graphics, 4 hits would occur at the server, 1 for the HTML page and one for each of the 3 graphics. One visitor to our site can create many hits per visit to the site. Additionally, a majority of our traffic is untargeted due to the use of general search words with only approximately 200 visitors per day targeted to our marketing materials. Further, up to 40% of our targeted traffic is foreign visitors unable to use our system as the current system only supports United States currency.

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
                                                  - 1-4% transaction fee*    Jan 2004
Zip code search            On Hold                 $0                        Jan 2004
Pricester Custom
  Designed Websites        Active                $29.95 setup - $2,500.00    Feb 2006
Pricester Hosting          Active                $8.95-$49.95                Feb 2006
Pricester Travel           On Hold                Fees charged by
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

* Note: Transaction fees are currently suspended until our shopping mall reaches critical mass at which time we will reinstate the following 1-4% sliding scale which will operate as follows:

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

The amount of revenue from the products and services cannot be quantified any further than 1% since each transaction fee will related directly to the cost of the item sold, bartered, etc.

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

This transaction takes place as follows:

   -   Member A refers member B using in house affiliate program
   -   Member B incurs fees for Pricester.com services
   - Member B makes payment to their account and at that moment 10% of the fee collected by us is credited to Member A's account on

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

PayPal collects the payments from the consumers and deposits them into the vendor's bank account. Members are required to have a PayPal account to utilize the Pricester Nevada website e-commerce feature. When a customer exits the Pricester.com shopping cart, the total value and vendor PayPal ID is passed to PayPal for payment processing.
PayPal charges the vendor payment transaction fees that are automatically deducted from the amount collect by PayPal. Once the transaction is confirmed by the vendor, a transaction fee is charged to the members account. Routine billing processes are performed on the www.Pricester.com site and the members are billed for the transaction and optional listing fees they have incurred.

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



PAGE>14

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

COSTS OF OPERATION. In order to provide the above services, we currently employ personnel for management, customer support, technical support, Internet marketing and web design and contract for sales personnel. We also lease the appropriate hardware and support the continued development of our software that runs our web based services. To provide all of the services listed above, our monthly expenses are approximately $18,400. The breakdown of the $18,400 is as follows:

Payroll & Taxes ..........................     $12,020
Rent .....................................       1,580
Electric .................................         300
Telecommunications .......................       2,000
Accounting services ......................       2,000
Insurance ................................         500
                                               -------
                                               $18,400
                                               =======

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

We intend to track revenues by category if our revenues increase. Our revenues have been generated by approximately 270 Pricester Website sales, miscellaneous service and transaction fees of $179,176 and by 650 Pricester Website sales, miscellaneous service and transaction fees of $139,338 for the year ended December 31, 2006. To date, no marketing funds have been expensed to bring consumers to the site. We estimate this will start in the third or fourth quarter of 2008.

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

On July 12, 2004, we entered into a written agreement with Professional Microsystems Incorporated D/B/A as Xcent for the development of our web based applications. We orally agreed that any work order we submit, based on our needs to develop and improve our current portal, is provided at the rate of $90 per man hour. Currently, we owe Xcent for ongoing work orders a balance of $4,816. We may terminate any open work order by written notice to Xcent. Xcent will be reimbursed for costs expended to date and other costs resulting from the termination. We may also terminate the agreement for default if Xcent becomes involved in bankruptcy or other legal proceedings that in our opinion interferes with the performance of services or if Xcent fails to perform under the agreement and does not cure within ten days after receipt of written notice from Pricester Nevada.

Insurance
---------

We have in force workman's comp and general liability insurance. We currently have directors and officers' insurance for which we pay approximately $1,400.

Competition
-----------

We compete with many other providers of online web hosting, Internet marketplace, travel service and electronic commerce services. As we expand the scope of our Internet offerings, we will compete directly with a greater number of Internet sites, media companies, and companies providing business services across a wide range of different online services, including:

         - companies offering communications, Web search, commercial search, information, community and entertainment services and Internet access either on a stand alone basis or integrated into other products and media properties;

         - vertical markets where competitors may have advantages in expertise, brand recognition, available financial and other resources, and other factors;

         -  online employment recruiting companies; and

         -  online merchant hosting services.

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

There are various competitors who allow vendors to sell their items online including Yahoo, Amazon and Ebay. Although most charge ongoing fees including monthly fees and transaction fees, they have a established customer base and instant market recognition. These competitors have greater access to content and maintain billing relationships with more customers and have access to established distribution networks. We have not yet generated any material revenue from our business model compared to significant revenue generated by these competitors.

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

Research and Development
------------------------

In the year ended December 31, 2006 and 2007, we successfully researched new technologies and identified potential market segments that we plan to market in 2008.

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

Risks Related To Our Business

OUR WEAK FINANCIAL CONDITION HAS RAISED, AND WILL LIKELY CONTINUE TO RAISE SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A "GOING CONCERN." WE HAVE EXPERIENCED HISTORICAL LOSSES. WE MAY HAVE TO CEASE OPERATIONS IF WE DO NOT GENERATE MEANINGFUL REVENUE AND ACHIEVE
PROFITABILITY AND INVESTORS MAY LOSE THEIR INVESTMENT.

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. For the fiscal years ended December 31, 2007 and 2006, we experienced net losses of $(1,467,212) and $(469,819), respectively. At December 31, 2007, we had an accumulated deficit of $(4,437,200). Our operating results for future periods will include significant expenses, including product development expenses, sales and marketing costs, programming and administrative expenses, for which we may not have offsetting revenues or available capital. As a result, we may never generate meaningful revenue and/or achieve profitability in the future.

Our current working capital deficit at December 31, 2007, among other factors, resulted in our independent certified public accountants modifying their audit report on our consolidated financial statements for the fiscal years ended December 31, 2007 and 2006 to express substantial doubt as to our ability to continue as a going concern. We remain in need of substantial additional investment capital to fund our longer-term operating needs, including the servicing of our remaining debt obligations and the conducting of those marketing activities we believe necessary to achieve meaningful sales growth.

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

         OUR CONTINUED SALE OF EQUITY SECURITIES WILL DILUTE EXISTING SHAREHOLDERS AND MAY DECREASE THE MARKET PRICE FOR OUR COMMON STOCK.

Given our limited revenues and prospect for revenues for the 2007 fiscal year, we will require additional financing which will require the issuance of additional equity securities. We expect to continue our efforts to acquire further financing in the future to fund additional marketing efforts, product development expenses, programming and administrative expenses, which will result in future dilution to existing outstanding shareholders.

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

Risks Related To Industries In Which We Operate

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

ITEM 2.  PROPERTIES.

We lease an office facility from 234 Hollywood, LLC pursuant to a lease that began September 1, 2007. The office facility is located at 5555 Hollywood Blvd. Suite # 303 Hollywood, FL 33021. The facility consists of 1,000 square feet for the minimum lease payments of $1,580 per month and terminates in August 31, 2008. We believe that this facility is sufficient for our current needs.

The office lease agreement has certain escalation clauses and renewal options. If we exercise the option to renew, the base rent shall increase by 3% per each lease year. Future minimum rental payments required under the operating lease are as follows:

          Period Ended December 31, 2008      $   12,640
                                              ----------
     Total                                    $   12,640
                                              ==========

Rent expense, including common area charges and sales taxes, for the years ended December 31, 2007 and 2006 was $34,167 and $38,110, respectively.


ITEM 3.  LEGAL PROCEEDINGS.

Pricester is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the last quarter of the fiscal year ended December 31, 2007, no matters were submitted to a vote of our security holders, through the solicitation of proxies.

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

        Quarter  Ended                 High Bid             Low Bid
             6/30/06                    $2.50                $2.50
             9/30/06                    $0.85                $0.85
            12/31/06                    $0.73                $0.73
             3/31/07                    $0.32                $0.28
             6/30/07                    $0.19                $0.18
             9/30/07                    $0.042               $0.042
            12/31/07                    $0.04                $0.035

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

PLAN OF OPERATIONS
------------------
We have only received minimal revenues. Our revenues for the years ended December 31, 2007 and 2006 have been generated by the sale of approximately 270 Pricester Website sales and miscellaneous service and transaction fees of $179,176 for the year ended December 31, 2007 and 650 Pricester Website sales and miscellaneous service and transaction fees of $139,338 for the year ended December 31, 2006. We only have sufficient cash on hand to meet funding requirements for the next 60-90 days. We do not have sufficient cash on hand to meet funding requirements for the next twelve months. Although we eventually intend to primarily fund general operations and our marketing program with revenues received from the sale of the Pricester Custom Designed Websites, hosting and transaction fees, our revenues are not increasing at a rate sufficient to cover our monthly expenses in the near future. We will have to seek alternative funding through debt or equity financing in the next twelve months that could result in increased dilution to the shareholders. No specific terms of possible equity or debt financing have been determined or pursued.

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

         Milestone 1. Of our current 29,268 user members, 11,914 have developed websites with over 204,177 item listings. We expect to list upwards of 250,000 products in the near future. As we develop relationships with the retailers of these products, we hope to attract more small businesses to the site, sign on additional members and list more products and services as well as vendor websites on our site.

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

GOING CONCERN

         As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of $4,437,200, a working capital deficit of $265,888, had net losses for the year ended December 31, 2007 of $1,467,212 and cash used in operations during the year ended December 31, 2007 of $(199,217). While we are attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

CRITICAL ACCOUNTING POLICIES

         Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for Pricester include the useful life of property and equipment and web development costs.

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

Results of Operations.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net sales for the year ended December 31, 2007 were $179,176 as compared to net sales of $139,338 for the year ended December 31, 2006, an increase of $39,838 or approximately 29%. We are continuing to create customer awareness for our products. Additionally, we have increased our marketing efforts and began offering website hosting services.

Total operating expenses for the year ended December 31, 2007 were $1,646,388, an increase of $1,037,581, or approximately 170%, from total operating expenses in the year ended December 31, 2006 of $608,807. This increase is primarily attributable to:

   - a decrease of $3,873, or approximately 48%, in advertising expense incurred to promote our website and products. The decrease was attributable to decreased spending due to limited financial resources;

   - an increase of $33,962, or approximately 130%, in professional fees incurred in connection with our SEC filings;

   - an increase of $616,796, or approximately 751%, in consulting fees in connection with the issuance of our common stock for services rendered and amortization of deferred compensation in 2006;

   - an increase of $436,632, or 165%, in compensation expense to $701,064 for the year ended December 31, 2007 as compared to $264,432 for the year ended December 31, 2006. This increase is a result of increases in overall compensation expense due to increased staff due to the hiring of additional sales and website design personnel.

   - a decrease of $45,936, or approximately 20%, in other selling, general and administrative expenses as a result of decrease in general expenses and office expenses attributable to decreased spending due to limited financial resources.

We reported a loss from operations of $(1,467,212) for year ended December 31, 2007 as compared to a loss from operations of $(469,819) for year ended December 31, 2006. Although there can be no assurances, we anticipate that during the fiscal year ending December 31, 2008 our ongoing marketing efforts will result an increase in our net sales from those reported in fiscal 2007. To support these increased sales we anticipate that our operating expenses will also increase during the fiscal year ending December 31, 2008 as compared to the fiscal 2007. We are, however, unable to predict at this time the amount of any such increase in operating expenses.

We reported a net loss of $(1,467,212) or (0.05) per share for the year ended December 31, 2007 as compared to a net loss of $(469,819) or $(0.02) per share for the year ended December 31, 2006.

Liquidity and Capital Resources.

During 2007 and 2006, we received net proceeds of $111,339 and $191,950, respectively, from the sale of our common stock. These funds were used for working capital purposes.

Net cash used in operating activities for the year ended December 31, 2007 amounted to $199,217 and was primarily attributable to our net losses of $1,467,212 offset by donation of officer's compensation of $15,000,stock based compensation of $430,581, amortization of deferred compensation of $799,782, depreciation of $3,128, and changes in assets and liabilities of $19,504. Net cash used in operating activities for the year ended December 31, 2006 amounted to $335,526 and was primarily attributable to our net losses of $469,819 offset by stock based compensation of $29,582, bad debts of $1,500, donation of officers' compensation of $20,900, amortization of deferred compensation of $86,500, depreciation of $6,005, and changes in assets and liabilities of $10,194.

Net cash flows used in investing activities for the year ended December 31, 2006 amounted to $278 as compared to net cash used in investing activities of $0 for the year ended December 31, 2007. For the year ended December 31, 2006, we used cash for capital expenditures of $278.

Net cash flows provided by financing activities was $172,239 for the year ended December 31, 2007 as compared to net cash provided by financing activities of $320,800 for the year ended December 31, 2006, a decrease of $148,561. For the year ended December 31, 2007, we received proceeds from the sale of common stock of $111,339, proceeds from related parties of $38,000 and proceeds from loans payable of $65,000 offset by repayment of loans payable of $7,000 and payments on related party advances of $35,100. For the year ended December 31, 2006, we received proceeds from the sale of common stock of $191,950 and proceeds of $146,100 from loans payable and related party advances offset by the repayment of related party advances of $8,250 and the repayment of loans payable of $9,000.

We reported a net decrease in cash for the year ended December 31, 2007 of $26,978 as compared to a net decrease in cash of $15,004 for the year ended December 31, 2006. At December 31, 2007, we had cash on hand of $850.

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

In May 2007, the FASB issued FASB Staff Position No.FIN 48-1, Definition of Settlement in FASB Interpretation No.48 ("the FSP"). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141, "Business Combinations," which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 42.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A CONTROLS AND PROCEDURES

Changes in Internal Controls

During the year ended December 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management of Pricester is responsible for establishing and maintaining adequate internal control over financial reporting as derived in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control-Intergrated Framework as a basis for our assessment.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Corporation's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Corporation's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we did not identify any material weakness in our internal control over financial reporting. Therefore, it is our conclusion that Pricester's internal controls over financial reporting were effective as of December 31, 2007.

This annual report does not include an attestation report of Pricester's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Pricester's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Pricester to provide only management's report in this annual report.


ITEM 8B OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Executive Officers and Directors are:

Name                     Position                 Term(s) of Office
Edward C. Dillon, age 69  CEO, Director               June 4, 2004
                                                       To present

Nelson Stark, age 51      CFO                          June 4, 2004
                          Director                      To present

Raymond Purdon, age 39    Chairman of the Board       October 32, 2007
                                                       To present

Lee Taylor, age 58        Director                  December 12, 2005

Resumes

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

NELSON STARK. Mr. Stark has been chief financial officer from April 6, 2006 t present. Mr. Stark has been vice president of marketing and operations of Pricester Nevada since June 4, 2004. Mr. Stark served as vice president of marketing and operations of Pricester Florida from September 2003 until the merger with Pricester Nevada. He has a Doctorate in International Business from Nova Southeastern University in Ft. Lauderdale, Florida. He received his Degree in May 1997. His areas of specialization are strategic and international marketing. He started his career with the Australian Trade Commission in Miami as their Marketing Manager in September of 1987 until November 1988. He then became the Marketing Manager for M. & J. Import-Export International in New York from January 1989 until October 1997. He was appointed Center Director for Embry-Riddle Aeronautical University's Ft. Lauderdale Campus from November 1997 to October 1999. He was then appointed Vice President of Marketing for Softrain U.S.A. from January 2000 until June of 2003.

RAYMOND PURDON   Mr. Purdon has over 17 years of experience in the
securities industry, including trading, investment banking, retail and institutional sales. He is the founder and has been the principal of Grandview Capital Partners since its launch in October 2006 and is responsible for the firm's proprietary trading, due diligence and investments. Ray oversees Pricester's merger and acquisition committee. From July 2003 - October 2006, Mr. Purdon was a senior vice president and branch manager of GunnAllen Financial. Mr. Pudon graduated in 1991 from Seton Hall University with a Bachelor of Arts degree.

LEE TAYLOR.   Mr. Taylor has a broad background in sales and marketing
management, within both B2B and B2C environments.   He has held
executive level and senior management positions with corporations including Interval International, Gannett, Inc., TBS International, Tricom Pictures and Lens Express. Lee is responsible for sales development and training, initiation of marketing programs, and coordination with design and technical areas within the company.
Section 16(a) Beneficial Ownership Reporting Compliance

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by Pricester Nevada to the chief executive officer and any other officers whose salaries and bonuses exceeded $40,000 or more per year for services rendered during the periods indicated:

                                    Annual Compensation                  Long-Term Compensation
                      ---------------------------------------------    --------------------------
                                                                        Restricted   Securities
                                                       Other Annual        Stock     Underlying
Name and Principal    Fiscal      Salary       Bonus   Compensation       Awards      Options     All Other
Position               Year         ($)         ($)        ($)              ($)        SAR (#)  Compensation
----------------------------------------------------------------------------------------------------------
Edward C Dillon(1)     2007            0        $  -         $  -        $    -              -          -
Chief Executive        2006      $13,050        $  -         $  -        $    -              -          -
  Officer

Nelson Stark (2)       2007       $7,500        $  -         $  -        $    -              -          -
Chief Financial        2006       $5,800        $  -         $  -        $    -              -          -
Officer

(1) Mr. Dillon has served as our president and CEO since April 2006. Mr. Dillon's fiscal 2007 in addition to his salary, his compensation included stock awards of 1,500,000 shares of our common stock which were valued at $388,850.

(2) Mr. Stark has served as our CFO since April 2006. In addition to his salary, Mr. Stark's fiscal 2007 compensation included stock awards of 50,000 shares of our common stock which were valued at $2,000.

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
Exec. Vice Pres.

Employment Contracts and Termination of Employment and Change-in Control Arrangements. Pricester entered into an employment agreement on January 14, 2008 with Edward C. Dillon, its chief executive officer which expires in January 2013. The employment agreement calls for an issuance of 500,000 free trading shares of our common stock. Additionally, based on this agreement, Pricester shall issue 1,000,000 restricted shares of common stock during each fiscal year of the term of this agreement.

Pricester entered into an employment agreement on January 14, 2008 with Raymond Purdon, an officer of Pricester which expires in January 2013. The employment agreement calls for an issuance of 500,000 free trading shares of Pricester's common stock. Additionally, based on this agreement, Pricester shall issue 1,000,000 restricted shares of common stock during each fiscal year of the term of this agreement.

Directors' compensation. We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There are currently 40,598,456 (common shares outstanding. The following tabulates holdings of common shares and other securities of Pricester Nevada by each person who, subject to the above, at March 25, 2008, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Pricester Nevada individually and as a group.

Directors and Officers
                                                 Percentage of
                              Number & Class       Outstanding
       Name and Address       of Shares          Common Shares
Edward C. Dillon(1)             4,168,000              10.27
3850 Washington St. Apt. 910
Hollywood, FL 33021

Raymond Purdon                   3,000,000              8.64%
25 Fox Hill Drive
Little Silver, NJ 07739

Lee Taylor                         178,500               .51%
10919 SW 135th Court Circle
Miami, FL 33186

Nelson Stark(2)                    280,000               .81%
5130 SW 40th Avenue, Apt. 3B
Fort Lauderdale, FL 33314

Officers and Directors
  as a Group (4 persons)         7,626,500             20.23%

   (1)Mr. Dillon paid a weighted average of $.18 for the common shares he currently owns.
   (2)Nelson Stark received his common shares for services valued at $.10 per common share.

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

All of the directors would be deemed to be promoters of Pricester
Nevada.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE.

Edward Dillon, Howard Neu and Nelson Stark, officers of Pricester advanced funds to Pricester for working capital purposes. The advances are non-interest bearing and are payable on demand. At December 31, 2007, Pricester owed these related parties $63,285.

Joe Puentes, the former chief technical officer donated compensation amounting to approximately $15,000 during the year ended December 31, 2007. The donation is recorded as additional paid-in capital and a corresponding increase to operating expenses.

Director Independence

Our Board of Directors are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.
During the fiscal year ended December 31, 2007, there were no transactions with related persons other than as described in the section above entitled "Item 10. Executive Compensation.

ITEM 13.    EXHIBITS

List of Exhibits

   3.i      Articles of Incorporation(1)
   3.ii     By-Laws of Pricester(1)
   3.iii    Agreement and Plan of Reorganization by and between
            Business Advantage #22, Inc., a Nevada corporation and
            Pricester.com, Inc., a Florida corporation(1)
   3.iv     Articles of Merger dated February 9, 2005(3)
   4.i      Form of Specimen of common stock(1)
   5        Consent and Opinion of Legal Counsel, Jody
            Walker, Esq.(4)
   10.1      Agreement dated March 31, 2004 by and between Pricester
               Florida and Taking a Company Public, Inc.(3)
   10.2     Patent Assignment dated November 10, 2004(2)
   10.3     Letter agreement with Proby & Associates dated March 15,
              2004(2)
   10.4     Agreement with CI Host.com(4)
   10.5     Agreement dated July 12, 2004 with Professional
               Microsystems Incorporated, D/B/A as XCENT(4)
   10.6     Agreement dated June 11, 2004 with World Choice Travel(4)
   10.7     Promissory Notes dated February 2005(5)
   10.8     Agreement for Lock-Up and Issuance of Shares(5)
   10.9     Agreement dated March 10, 2005 with MoreMedia Direct(5)
   16       Letter from DiRocco & Company re: change in accountant(4)
23.1     Consent of Independent Auditor(6)
23.2     Consent of Independent Auditor(6)
(1) previously filed in Form SB-2 dated September 15, 2004
(2) previously filed in amendment to Form SB-2 dated January 4, 2005
(3) previously filed in amendment to Form SB-2 filed March 9, 2005
(4) previously filed in amendment to Form SB-2 filed April 18, 2005
(5) previously filed in amendment to Form SB-2 filed July 29, 2005

The following exhibits are filed with this report:

  Exhibit 31 - 302 certification
  Exhibit 32 - 906 certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed for the fiscal year ended December 31, 2007 and 2006 for professional services rendered by Baum and & Company, PA for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year, were $21,000 and $15,000, respectively.

Audit related fees. The aggregate fees billed for the fiscal year ended December 31, 2007 and 2006 for assurance and related services by Baum & Company, PA that are reasonably related to the performance of the audit or review of the registrant's financial statements for the fiscal year were $0 and $0.

Tax Fees. The aggregate tax fees and expenses by Baum & Company, PA for the 2007 and 2006 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning were $925 and $925, respectively.

All Other Fees. We did not incur any other fees from Baum & Company, PA for the 2007 and 2006 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2007 and 2006 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Baum & Company, PA solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    April 7, 2008

Pricester.com, Inc.

/s/ Edward C. Dillon
------------------------------
By: Edward C. Dillon, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                  Capacity                   Date

/s/Edward C. Dillon           CEO/Director           4/7/2008
--------------------
Edward C. Dillon

/s/Nelson Stark              CFO/Director            4/7/2008
--------------------          Controller
Nelson Stark

/s/Raymond Purdon             Director               4/7/2008
--------------------
Raymond Purdon

/s/Lee Taylor                 Director               4/7/2008
---------------------
Lee Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pricester.com, Inc.
Hollywood, Florida

We have audited the accompanying consolidated balance sheet of Pricester.com, Inc. and Subsidiary as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pricester.com, Inc. and Subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has an accumulated deficit of $4,422,607 and has net losses and cash used in operations of $1,467,212 and $199,217, respectively, for the years ended December 31, 2007 and 2006. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Baum & Company, PA
                                          ----------------------
                                          Certified Public Accountants

Fort Lauderdale, Florida
3/31/2008

                   PRICESTER.COM, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET
                           December 31, 2007

          ASSETS

CURRENT ASSETS:
  Cash                                                     $      850
  Prepaid expense and other current asset                       3,160
                                                           ----------
    Total current assets                                        4,010
                                                           ----------

PROPERTY AND EQUIPMENT, net                                     3,895
                                                           ----------

Total assets                                               $    7,905
                                                           ==========

          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                    $   73,421
  Loans payable                                               131,500
  Due to related parties                                       63,285
  Deferred revenue                                              1,692
                                                           ----------
    Total current liabilities                                 269,898
                                                           ----------

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value, 50,000,000 authorized,
   28,948,873 issued outstanding                               28,949
  Additional paid-in capital                                4,287,378
  Accumulated deficit                                      (4,437,200)
  Deferred compensation - stock based                        (141,120)
                                                           ----------
    Total stockholders' deficit                              (261,993)
                                                           ----------
Total liabilities and stockholders' deficit                $    7,905
                                                           ==========





See notes to consolidated financial statements.

                   PRICESTER.COM, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the years ended
                                                    December 31,
                                                 2007         2006
                                              ----------   ----------
Net Sales                                     $  179,176   $  139,338
                                              ----------   ----------
Operating expenses:
  Advertising                                      4,274        8,147
  Professional fees                               60,181       26,219
  Consulting fees                                698,882       82,086
  Compensation                                   701,064      264,432
  Other selling, general and administrative      181,987      227,923
                                              ----------   ----------
    Total operating expenses                   1,646,388      608,807
                                              ----------   ----------
Loss from operations                          (1,467,212)    (469,469)
                                              ----------   ----------

Other income (expenses):
  Interest expense                                     -         (350)
                                              ----------   ----------
    Total other income (expenses)                      -         (350)
                                              ----------   ----------
Loss before provision for income taxes        (1,467,212)     (469,819)

Provision for income taxes                             -            -
                                              ----------   ----------
Net loss                                      $(1,467,212) $  (469,819)
                                              ==========   ==========

Net loss per common share - basic and diluted $    (0.05)  $    (0.02)
                                              ==========   ==========
Weighted average number of shares
  outstanding - basic and diluted             26,937,130   23,702,170
                                              ==========   ==========





See notes to consolidated financial statements.

                   PRICESTER.COM, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                         Common Stock,
                                                        $.001 Par Value
                                                        ---------------       Additional
                                                     Number of                  Paid-in
                                                      Shares       Amount       Capital
                                                    ----------   ----------   ----------
Balance, December 31, 2005                          22,975,967       22,976    2,456,597

Sale of common stock                                   830,400          831      191,119

Common stock returned to treasury                            -            -        1,000

Common stock issued for services                       655,250          655      443,927

Common stock issued for settlement of
 accounts payable                                       20,000           20        9,980

Donation of officers' compensation                           -            -       20,900

Amortization of deferred compensation                        -            -            -

Net loss for the year ended
 December 31, 2006                                           -            -            -
                                                    ----------   ----------   ----------
Balance, December 31, 2006                          24,481,617       24,482    3,123,523

Sale of common stock                                 1,057,856        1,058       95,281

Sale of treasury stock for cash and services                 -            -       29,000

Common stock issued for services                     3,409,400        3,409      869,672

Grant of stock options for services                          -            -      154,902

Donation of officer's compensation                           -            -       15,000

Amortization of deferred compensation                        -            -            -

Net loss for year ended December 31, 2007                    -            -            -
                                                    ----------   ----------   ----------
Balance, December 31, 2007                           28,948,873  $   28,949   $4,287,378


                   PRICESTER.COM, INC. AND SUBSIDIARY
CONTINUED   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                 Total
                                       Accumulated   Treasury     Deferred  Stockholders'
                                         Deficit       Stock    Compensation    Deficit
                                       ----------   ----------   ----------   ----------
Balance, December 31, 2005             (2,500,169)           -            -      (20,596)

Sale of common stock                            -            -            -      191,950

Common stock returned to treasury               -       (1,000)           -            -

Common stock issued for services                -            -     (415,000)      29,582

Common stock issued for settlement of
 accounts payable                               -            -            -       10,000

Forfeiture of officers' compensation            -            -            -       20,900

Amortization of deferred compensation           -            -       86,500       86,500

Net loss for the year ended
 December 31, 2006                       (469,819)           -            -     (469,819)
                                       ----------   ----------   ----------   ----------
Balance, December 31, 2006             (2,969,988)      (1,000)    (328,500)    (151,483)

Sale of common stock                            -            -            -            -

Sale of treasury stock for
  cash and services                             -        1,000            -       30,000

Common stock issued for services                -            -     (457,500)     415,581

Grant of stock options for services             -            -     (154,902)           -
Donation of officer's compensation              -            -            -       15,000

Amortization of deferred compensation           -            -      799,782      799,782

Net loss for year ended December
  31, 2007                             (1,467,212)           -            -   (1,467,212)
                                      -----------   ----------   ----------   ----------
Balance, December 31, 2007            $(4,437,200)  $        -   $ (141,120)  $( 261,993)



See notes to consolidated financial statements.

                   PRICESTER.COM, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Year
                                                 Ended December 31,
                                                 2007         2006
                                              ----------   ----------
Cash flows from operating activities:
  Net loss                                   $ (1,467,212) $ (469,819)
                                             ------------  ----------
  Adjustments to reconcile net loss to net cash
  used in operations:
    Depreciation and amortization                   3,128       6,005
    Bad debts                                           -       1,500
    Common stock issued for services              430,581      29,582
    Amortization of deferred compensation         799,782      86,500
    Donation of former officer's compensation      15,000      20,900
  Changes in assets and liabilities:
    Accounts receivable                                 -        (554)
    Prepaid expenses and other                       (160)        (33)
    Due from stockholder                                -       5,000
    Deposits                                        1,302           -
    Accounts payable and accrued expenses          24,626     (22,563)
    Deferred revenues                              (6,264)      7,956
                                               -----------   --------
      Total adjustments                         1,267,995     134,293
                                               ----------   ---------
Net cash used in operating activities            (199,217)   (335,526)
                                               ----------   ---------
Cash flows from investing activities:
  Capital expenditures                                  -        (278)
                                               ----------   ---------
Net cash used in investing activities                   -        (278)
                                               ----------   ---------
Cash flows from financing activities:
  Proceeds from sale of common stock             111,339      191,950
  Proceeds from loans payable                     65,000       80,500
  Repayment of loans payable                      (7,000)      (9,000)
  Proceeds from related parties                   38,000       65,600
  Payments on related party advances             (35,100)     (15,250)
                                              ----------   ----------
Net cash provided by financing activities        172,239      320,800
                                              ----------   ----------
Net decrease in cash                             (26,978)     (15,004)
Cash - beginning of the year                      27,828       42,832
                                              ----------   ----------
Cash - end of the year                        $      850   $   27,828
                                              ==========   ==========

                   PRICESTER.COM, INC. AND SUBSIDIARY
CONTINUED         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Year
                                                 Ended December 31,
                                                 2007         2006
                                              ----------   ----------
Supplemental disclosure of cash flow information:
  Cash paid for :
    Interest                                  $        -   $      350
                                              ==========   ==========
    Income taxes                              $        -   $        -
                                              ==========   ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for future services   $  141,120   $  328,500
                                              ==========   ==========
    Common stock issued for settlement of
      accounts payable                        $        -   $   10,000
                                              ==========   ==========
    Common stock and options issued for
      services and compensation               $  612,402   $  415,000
                                              ==========   ==========




See notes to consolidated financial statements.

PRICESTER.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the valuation of stock-based compensation, and the useful life of Property, equipment and website development.

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

The carrying amounts reported in the consolidated balance sheet for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

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

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2007.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the year ended December 31, 2007, the Company did not grant any stock options to employees.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of December 31, 2007, there were options to purchase 3,025,000 shares of common stock which could potentially dilute future earnings per share.

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

Advertising

Advertising is expensed as incurred. Advertising expense for the years ended December 31, 2007 and 2006 amounted to $4,274 and $8,147, respectively.

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

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." T his interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

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

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (continued)

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No.48 ("the FSP"). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141, "Business Combinations," which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2007, property and equipment consist of the following:

                                             Useful Life
                                               (Years)
                                             -----------
  Computer equipment and software                  5       $  12,542
  Office furniture and fixtures and
    equipment                                      7           4,328
                                                           ---------
                                                              16,870

  Less accumulated depreciation                              (12,975)
                                                            --------
                                                            $  3,895
                                                            ========

For the years ended December 31, 2007 and 2006, depreciation expense amounted to $3,128 and $3,100, respectively.

NOTE 3 - WEBSITE DEVELOPMENT COSTS

At December 31, 2007, website development costs consist of the following:

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
                                                       ==========

Amortization expense amounted to $0 and $2,905 for the year ended
December 31, 2007 and 2006, respectively.

NOTE 4 - LOANS PAYABLE

The former chief technical officer advanced funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At December 31, 2007, the Company owed $131,500 as reflected in the accompanying balance sheet.

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain officers of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At December 31, 2007, the Company owed these related parties $63,285.

The former chief technical officer donated compensation amounting to approximately $15,000 during the year ended December 31, 2007. The donation is recorded as additional paid-in capital and a corresponding increase to operating expenses.

NOTE 6 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $4,049,000 at December 31, 2007 expiring through the year 2027. Internal Revenue Code
Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50 percent change in ownership).

Temporary differences, which give rise to a net deferred tax asset, are as follows:

                                          2007            2006
                                     --------------------------------
Computed "expected" benefit          $ (493,890)(34%) $ (159,738)(34%)
State tax benefit, net of federal
  effect                                (58,105) (4%)    (18,793) (4%)
Other permanent differences                   -   0%      44,111   9%
Increase in valuation allowance         551,995  38%     134,420  29%
                                      -------------------------------
                                     $        -   -   $        -    -
                                     ================================
Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

                                                 2007
                                              ----------
Deferred tax assets:
  Net operating loss carryforward           $  1,551,437

Less:  Valuation allowance                    (1,551,437)
                                              ----------
                                                      --
                                              ==========

The valuation allowance at December 31, 2007 was $1,551,437. The increase during fiscal 2007 was $551,995.

NOTE 7 - GOING CONCERN

The accompanying financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $4,437,200 at December 31, 2007, had net losses and negative cash flows from operations for the year ended December 31, 2007 of $1,467,212 and $199,217, respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. During the year ended December 31, 2006, the Company sold 830,400 common shares for net proceeds of $191,950. Additionally, during the year ended December 31, 2007, the Company sold 1,057,856 common shares and 1,000,000 shares of treasury stock for net proceeds of $111,339.

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

NOTE 8 - STOCKHOLDERS' DEFICIT

Common Stock

During fiscal 2006, the Company sold 830,400 shares of the Company's common stock for net proceeds of $191,950.

During fiscal 2006, the Company issued 105,000 shares of common stock for business development services and director services. The Company valued these common shares at the fair market value on the date of grant at per share price of $.50 based on the current selling price of common shares or an aggregate of $52,500. In connection with issuance of these shares, for the year ended December 31, 2006, the Company recorded stock-based consulting expense of $52,500.

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

On December 11, 2006, the Company issued 30,250 shares of common stock for services rendered to eight employees of the Company. The Company valued these common shares at the fair market value on the date of grant at $.73 per share or $22,083. In connection with issuance of these shares, the Company recorded stock-based compensation expense of $22,083.

On December 22, 2006, in connection with a three month consulting agreement, the Company issued 500,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.073 per share or $365,000. In connection with issuance of these shares, the Company recorded consulting fees of $36,500 during the year ended December 31, 2006 and consulting expense of $328,500 during the year ended December 31, 2007.

During fiscal 2007, the Company received net proceeds of $111,339 from the sale of 1,057,856 shares of the Company's common stock and 1,000,000 shares of treasury stock. In connection with the sale of the 1,000,000 shares of treasury stock, the Company received gross proceeds of $15,000 and recognized stock based consulting expense of $15,000 during the year ended December 31, 2007.

On February 20, 2007, the Company issued 180,000 shares of common stock for services rendered to a director of the Company. The Company valued these common shares at the fair market value on the date of grant at $.55 per share or $99,000. In connection with issuance of these shares, the Company recorded stock-based compensation expense of $99,000 during the year ended December 31, 2007.

On April 1, 2007, in connection with a twelve month consulting agreement, the Company issued 400,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.34 per share or $136,000. In connection with the issuance of these shares during the year ended December 31, 2007, the Company recorded stock-based consulting expense of $102,000 and deferred consulting expense of $34,000 to be amortized over the balance of the service period.

In April 2007, in connection with a three month consulting agreement, the Company issued 30,000 shares of common stock for business development services. The Company valued these common shares at the fair market value on the date of grant at $.37 per share or $11,100. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $11,100 during the year ended December 31, 2007.

In April 2007, in connection with a three month consulting agreement, the Company issued 100,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.23 per share or $23,000. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $23,000 during the year ended December 31, 2007.

On April 24, 2007, the Company agreed to issue 500,000 shares of common stock to the Company's CEO for services to be rendered in the future. The Company valued these common shares at the fair market value on the date of grant at $.26 per share or $130,000. In connection with these shares, the Company recorded stock- based compensation during the year ended December 31, 2007 of $130,000.

On April 24, 2007, the Company issued 1,000,000 shares of common stock to the Company's CEO for past services rendered. The Company valued these common shares at the fair market value on the date of grant at $.26 per share or $258,850. In connection with the issuance of these shares, the Company recorded salaries for the Chief Executive Officer of $258,850.

In May 2007, the Company issued in aggregate 136,900 shares of common stock to various employees of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grants ranging from $.20 to $.25 per share or $28,880 and has been recorded as stock-based compensation during the year ended December 31, 2007.

In May 2007, in connection with a three month consulting agreement, the Company issued 200,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.38 per share or $76,000. Additionally, in June 2007 the Company issued 200,000 shares of common stock to extend the term of this consulting agreement up to December 14, 2007. The Company valued these common shares at the fair market value on the date of grant at $.13 per share or $26,000. In connection with issuance of these shares during the year ended December 31, 2007, the Company recorded stock-based consulting expense of $102,000.

On June 28, 2007, in connection with a twelve month consulting agreement, the Company issued 350,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.19 per share or $66,500. In connection with the issuance of these shares during the year ended December 31, 2007, the Company recorded stock-based consulting expense of $33,614 and deferred consulting expense of $32,886 to be amortized over the service period.

In August 2007, the Company issued in aggregate 105,000 shares of common stock to two employees of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.09 per share or $9,450 and has been recorded as stock-based compensation during the year ended December 31, 2007.

In December 2007, the Company issued in aggregate 207,500 shares of common stock to the Company's officer, directors and certain employees of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.04 per share or $8,300 and has been recorded as stock-based compensation during the year ended December 31, 2007.

Stock Options

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

On June 28, 2007, the Company granted one-year options to purchase 1,000,000 shares of common stock in connection with a twelve month consulting agreement for corporate advisory services at an exercise price of $.05 per share. The Company valued these options utilizing the Black-Scholes options pricing model at approximately $0.16 or $154,902. For the year ended December 31, 2007, in connection with these options, the Company recorded stock based consulting expense of $80,668 and deferred compensation of $74,234 to be amortized over the service period. The Company amended this agreement in February 2008 (see Note 10).

A summary of the stock options as of December 31, 2007 and 2006 and changes during the periods is presented below:

                        Year Ended December 31, 2007      Year Ended December 31, 2006
                        ----------------------------      ----------------------------
                                          Weighted Average    Number of      Average
                                Number       Exercise          Options       Exercise
                               Of Options     Price           Weighted        Price
                               ----------  --------------     ---------      --------
Balance at beginning of year   2,025,000      $    0.40        2,025,000     $ 0.40
Granted                        1,000,000           0.05                -          -
Exercised                              -              -                -          -
Forfeited                              -              -                -          -
                               ---------      ---------        ---------     ------
Balance at end of year         3,025,000      $    0.28        2,025,000     $ 0.40
                               =========      =========        =========     ======
Options exercisable at
  end of year                  3,025,000      $    0.28        2,025,000     $ 0.40
                               =========      =========        =========     ======

The following table summarizes the Company's stock option outstanding at December 31, 2007:

OPTIONS OUTSTANDING AND EXERCISABLE
-----------------------------------

                                         WEIGHTED       WEIGHTED
                                          AVERAGE       AVERAGE
          RANGE OF                       REMAINING      EXERCISE
      EXERCISE PRICE       NUMBER          LIFE          PRICE
      --------------       ------        ---------      --------
           $ 0.40        2,025,000     1 year after       0.40
                                        effective
                                        registration

           $ 0.05        1,000,000     .50 year           0.05

NOTE 9 - COMMITMENTS

Operating Leases

The Company leases office space under an operating lease that expires in August 2008. The office lease agreement has certain escalation clauses and renewal options. If the Company exercises the option to renew, the base rent shall increase by 3% per each lease year. Future minimum rental payments required under the operating lease are as follows:

          Period Ended December 31, 2008      $   12,640
                                              ----------
     Total                                    $   12,640
                                              ==========

Rent expense, including common area charges and sales taxes, for the years ended December 31, 2007 and 2006 was $34,167 and $38,110, respectively.

Employment Contracts

The Company entered into an employment agreement on January 14, 2008 with its chief executive officer which expires in January 2013. The employment agreement calls for an issuance of 500,000 free trading shares of the Company's common stock. Additionally, based on this agreement, the Company shall issue 1,000,000 restricted shares of common stock during each fiscal year of the term of this agreement.

The Company entered into an employment agreement on January 14, 2008 with an officer of the Company which expires in January 2013. The employment agreement calls for an issuance of 500,000 free trading shares of the Company's common stock. Additionally, based on this agreement, the Company shall issue 1,000,000 restricted shares of common stock during each fiscal year of the term of this agreement.

NOTE 10 - SUBSEQUENT EVENTS

Between January 2008 and February 2008, the Company received net proceeds of $177,113 and a subscription receivable of $24,000 from the sale of 5,883,583 shares of the Company's common stock.

In January 2008, the Company issued 66,000 shares of common stock to officers of the Company in connection with a settlement of related party debts of $32,800.

In January 2008, a related party affiliate assumed a debt amounting to $108,000 from a former chief technical officer of the Company in exchange for shares of stocks owned by such related party affiliate. The related party affiliate's managing partner is an officer of the Company. The assumed debt may be paid in a combination of the Company's stock and/or cash.

In January 2008, in connection with a three month consulting agreement, the Company issued 800,000 shares of common stock for investor relations services. The Company valued these common shares at the fair market value on the date of grant at $.07 per share or $56,000.

In January 2008, the Company issued in aggregate 3,000,000 shares of common stock to the Company's CEO and an officer of the Company in connection with employment agreements dated January 14, 2008 (see Note
9). The Company valued these common shares at the fair market value on the date of grant at $.07 per share or $210,000 and has been recorded as stock-based compensation.

In February 2008, in connection with a twelve month consulting agreement, the Company issued 500,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.18 per share or $90,000.

In February 2008, the Company amended a consulting agreement entered into on June 28, 2007, whereby the consultant will no longer receive the 1,000,000 options to purchase the Company's common stock but instead shall receive 1,000,000 shares of the Company's common stock (see Note 8). The Company valued these common shares at the fair market value on the date of grant at $.10 per share or $100,000. The Company has recognized stock-based consulting expense of $80,668 during fiscal 2007, in connection with this agreement. Accordingly, as a result of this amended agreement, the Company shall recognized stock-based consulting expense of $19,332 during fiscal 2008.

In March 2008, the Company received net proceeds of $18,000 from the sale of 400,000 shares of the Company's common stock.