Form 10KSB/A
period 2007-12-31
Pricester.Com, Inc.
filed 2008-04-18
CIK 1302913

Amendment 1 to
FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[x] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  December 31, 2007
OR
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

OVERVIEW
--------
We are an e-commerce company in our early formative growth period. We currently operate an e-commerce website that enables any business to maintain a fully functional online retail presence. Our website, Pricester.com, is an Internet marketplace which allows vendors to host their website with product and service listings and allows consumers to search for listed products and services.

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

ITEM 13.    EXHIBITS

List of Exhibits

   3.i      Articles of Incorporation(1)
   3.ii     By-Laws of Pricester(1)
   3.iii    Agreement and Plan of Reorganization by and between
            Business Advantage #22, Inc., a Nevada corporation and
            Pricester.com, Inc., a Florida corporation(1)
   3.iv     Articles of Merger dated February 9, 2005(3)
   4.i      Form of Specimen of common stock(1)
   5        Consent and Opinion of Legal Counsel, Jody
            Walker, Esq.(4)
   10.1      Agreement dated March 31, 2004 by and between Pricester
               Florida and Taking a Company Public, Inc.(3)
   10.2     Patent Assignment dated November 10, 2004(2)
   10.3     Letter agreement with Proby & Associates dated March 15,
              2004(2)
   10.4     Agreement with CI Host.com(4)
   10.5     Agreement dated July 12, 2004 with Professional
               Microsystems Incorporated, D/B/A as XCENT(4)
   10.6     Agreement dated June 11, 2004 with World Choice Travel(4)
   10.7     Promissory Notes dated February 2005(5)
   10.8     Agreement for Lock-Up and Issuance of Shares(5)
   10.9     Agreement dated March 10, 2005 with MoreMedia Direct(5)
   16       Letter from DiRocco & Company re: change in accountant(4)
23.1     Consent of Independent Auditor(6)
(1) previously filed in Form SB-2 dated September 15, 2004
(2) previously filed in amendment to Form SB-2 dated January 4, 2005
(3) previously filed in amendment to Form SB-2 filed March 9, 2005
(4) previously filed in amendment to Form SB-2 filed April 18, 2005
(5) previously filed in amendment to Form SB-2 filed July 29, 2005
(6) filed herein

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

Date:    April 18, 2008

Pricester.com, Inc.

/s/ Edward C. Dillon
------------------------------
By: Edward C. Dillon, President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                  Capacity                   Date

/s/Edward C. Dillon           CEO/Director           4/18/2008
--------------------
Edward C. Dillon

/s/Nelson Stark              CFO/Director            4/18/2008
--------------------          Controller
Nelson Stark

/s/Raymond Purdon             Director               4/18/2008
--------------------
Raymond Purdon

/s/Lee Taylor                 Director               4/18/2008
---------------------
Lee Taylor

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

Management has developed a strategy to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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