Form 10-Q
period 2008-03-31
Pricester.Com, Inc.
filed 2008-05-15
CIK 1302913

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2008

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      0-50773


Pricester.com, Inc.
(Exact name of Registrant in its charter)

          Nevada                                       41-2137356
 (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                     Identification
                                                          number)

   5555 Hollywood Blvd., Suite 303
     Hollywood, Florida                                33021
(Address of principal executive offices)             (Zip Code)

Registrant's Telephone number, including area code: (972) 272-1200

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, May 14, 2008:

  Common Stock  -  40,758,456

PRICESTER.COM, INC.
FORM 10-Q
For the quarterly period ended March 31, 2008
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      11
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        13
Item 4T. Controls and Procedures                              13

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    15
Item 1A. Risk Factors                                         15
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        15
Item 3.  Defaults upon Senior Securities                      15
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            15
Item 5.  Other Information                                    15
Item 6.  Exhibits                                             15

SIGNATURES

PART I
FINANCIAL INFORMATION

Item I - FINANCIAL STATEMENTS

PRICESTER.COM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                      Year ended
                                                   March 31,          December 31,
                                                     2008                2007
                                                 -------------       ------------
                                                  (UNAUDITED)           (AUDITED)
ASSETS

CURRENT ASSETS:
   Cash                                           $     69,476       $        850
   Prepaid expense and other current asset              94,420            144,280
                                                  ------------       ------------
   Total current assets                                163,896            145,130
                                                  ------------       ------------
PROPERTY AND EQUIPMENT, net                              3,264              3,895
                                                  ------------       ------------
Total assets                                      $    167,160       $    149,025
                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses          $     54,487       $     73,421
   Loan payable                                              -            131,500
   Due to related parties                              116,185             63,285
   Deferred revenue                                      1,342              1,692
                                                  ------------       ------------
   Total current liabilities                            20,000             20,194
                                                  ------------       ------------

STOCKHOLDERS' DEFICIT:
   Common stock, par value $0.001,
    50,000,000 authorized, 40,758,456 and
     28,948,873 issued and outstanding at March 31,
     2008 and December 31, 2007, respectively           40,758             28,949
   Additional paid-in-capital                        4,834,079          4,287,378
   Accumulated deficit                              (4,849,691)        (4,437,200)
                                                  ------------       ------------
   Total stockholders' deficit                          (4,854)          (120,873)
                                                  ------------       ------------
Total liabilities and stockholders' deficit       $    167,160       $    149,025
                                                  ============       ============

The notes to unaudited
consolidated financial statements

PRICESTER.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                         2008              2007
                                                         ----              ----
                                                      (Unaudited)       (Unaudited)
Net Sales                                           $    24,816       $    56,558
                                                    -----------       -----------

Operating expenses:
  Advertising                                               501               764
  Professional fees                                       2,250            19,025
  Consulting fees                                       141,808           331,500
  Compensation                                          247,270           406,650
  Other selling, general and administrative              45,403            56,182
                                                    -----------       -----------
   Total operating expenses                             437,232           814,121
                                                    -----------       -----------
Loss from operations                                   (412,416)         (757,563)
                                                    -----------       -----------
Other income (expense):
  Other expense                                             (75)                -
                                                    -----------       -----------
   Total other income (expense)                             (75)                -
                                                    -----------       -----------
Loss before provision for income taxes                 (412,491)         (757,563)
Provision for income taxes                                    -                 -
                                                    -----------       -----------
Net Loss                                            $  (412,491)      $  (757,563)
                                                    ===========      ============

Net loss per common share - basic and diluted       $     (0.01)      $     (0.03)
                                                    ===========       ===========
Weighted average number of shares outstanding
  - basic and diluted                                36,947,269        24,567,514
                                                    ===========       ===========

The notes to unaudited
consolidated financial statements

PRICESTER.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                       2008              2007
                                                       ----              ----
                                                    (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net loss                                            $ (412,491)      $ (757,563)
                                                      ----------       ----------
  Adjustments to reconcile net loss to net cash
   used in operations:
    Depreciation and amortization                            631              782
    Common stock issued for services                     266,000           99,000
    Amortization of prepaid expense in connection
      with deferred compensation                          84,958          328,500
    Donation of former officer's compensation                  -            6,500
  Changes in assets and liabilities:
    Accounts receivable                                        -             (360)
    Prepaid expenses and other                                 -            3,000
    Accounts payable and accrued expenses                (18,934)         259,404
    Deferred revenues                                       (350)          (2,858)
                                                       ---------        ---------
          Total adjustments                              332,305          692,968
                                                       ---------        ---------
Net cash used in operating activities                    (80,186)         (64,595)
                                                       ---------        ---------
Cash flows from financing activities:
  Proceeds from sale of common stock                     195,612            8,839
  Proceeds from related parties                            8,000           53,000
  Payments on related party advances                     (54,800)         (14,000)
                                                       ---------        ---------
Net cash provided by financing activities                148,812           47,839
                                                       ---------        ---------
Net decrease in cash                                      68,626          (16,756)
Cash - beginning of the year                                 850           27,828
                                                       ---------        ---------
Cash - end of the period                               $  69,476        $  11,072
                                                       =========        =========
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                           $       -        $       -
                                                       =========        =========
    Income taxes                                       $       -        $       -
                                                       =========        =========
NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
  Common stock issued for future services              $  91,260        $       -
                                                       =========        =========
  Common stock issued for future services              $ 139,800        $       -
                                                       =========        =========




  Common stock issued for future services              $  90,000        $  94,000
                                                       =========        =========

The notes to unaudited
consolidated financial statements

PRICESTER.COM, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-
Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2007 and notes thereto contained in the Report on Form 10-KSB of Pricester.com, Inc. and Subsidiary ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

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

PRICESTER.COM, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2008 and 2007 include the valuation of stock-based compensation, and the useful life of Property, equipment and website development.

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

PRICESTER.COM, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-lived Assets
In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2008.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the three months ended March 31, 2008, the Company did not grant any stock options to employees.

Net Loss per Common Share
Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares

PRICESTER.COM, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

outstanding as they would be anti-dilutive. As of March 31, 2008, there were options to purchase 2,025,000 shares of common stock which could potentially dilute future earnings per share.

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

Recent accounting pronouncements
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This

PRICESTER.COM, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 ("the FSP"). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

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

PRICESTER.COM, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification
Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation. Such reclassifications had no effect on the reported net loss.


NOTE 2 - LOANS PAYABLE

The former chief technical officer advanced funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At December 31, 2007, the Company owed $131,500 as reflected in the accompanying balance sheet. In January 2008, the related party affiliates of the Company assumed the total debt from the former chief technical officer of the Company in exchange for shares of stocks owned by such related party affiliate. At March 31, 2008, the Company owed $0 to the former chief technical officer.


NOTE 3 - RELATED PARTY TRANSACTIONS

Certain officers of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At March 31, 2008 and December 31, 2007, the
Company owed these related parties $116,185 and $63,285, respectively.


NOTE 4 - GOING CONCERN

The accompanying financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $4,849,691 at March 31, 2008, had net losses and negative cash flows from operations for the three months ended March 31, 2008 of $412,491 and $80,186, respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. During the three months ended March 31, 2008, the Company sold 6,443,583 common shares for net proceeds of $195,612.

Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. These financial statements do not include any adjustments

PRICESTER.COM, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 4 - GOING CONCERN (Continued)

relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 5 - STOCKHOLDERS' DEFICIT

Common Stock and options
During the three months ended March 31, 2008, the Company received net proceeds of $195,612 and subscription receivable of $30,000 from the sale of 6,443,583 shares of the Company's common stock.

In January 2008, the Company issued 66,000 shares of common stock to officers of the Company in connection with a settlement of related party loans of $31,800.

In January 2008, in connection with a three month consulting agreement, the Company issued 800,000 shares of common stock for investor relations services. The Company valued these common shares at the fair market value on the date of grant at $.07 per share or $56,000. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $56,000 during the three months ended March 31, 2008.

In January 2008, the Company issued in aggregate 3,000,000 shares of common stock to the Company's CEO and an officer of the Company in connection with employment agreements dated January 14, 2008. The Company valued these common shares at the fair market value on the date of grant at $.07 per share or $210,000 and has been recorded as stock-based compensation.

In February 2008, in connection with a twelve month consulting agreement, the Company issued 500,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.18 per share or $90,000. In connection with issuance of these shares, during the three months ended March 31, 2008, the Company recorded stock-based consulting expense of $15,000 and prepaid expense of $75,000 to be amortized over the balance of the service period.

In February 2008, the Company amended a consulting agreement entered into on June 28, 2007, whereby the consultant will no longer receive the 1,000,000 options to purchase the Company's common stock but instead shall receive 1,000,000 shares of the Company's common stock. The Company valued these common shares at the fair market value on the date of grant at $.10 per share or $100,000. The Company has recognized stock-based consulting expense of $80,668 during fiscal 2007, in connection with this agreement. Accordingly, as a result of this amended agreement, the Company has recognized stock-based

PRICESTER.COM, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 5 - STOCKHOLDERS' DEFICIT (Continued)

consulting expense of $19,332 and has reversed the unamortized portion of $54,902 in prepaid expense related to the valuation of the stock options during the three months ended March 31, 2008.

Stock Options
A summary of the stock options as of March 31, 2008 and changes during the periods is presented below:

                            Number of Options   Weighted Average Exercise Price
Balance at beginning of year      3,025,000              $   0.28
Granted                                   -                     -
Exercised                                 -                     -
Cancelled                        (1,000,000)                 0.05
Balance at end of period          2,025,000               $  0.40

Options exercisable at end of
  period                          2,025,000               $  0.40

The following table summarizes the Company's stock option outstanding at March 31, 2008:

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
                                       effective
                                       registration

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. The outcome of these risks and uncertainties are beyond the control of the Company and its management.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of $4,849,691, a working capital deficit of $8,118, had net losses for the three months ended March 31, 2008 of $412,491 and cash used in operations during the three months ended March 31, 2008 of $(80,186). While we are attempting to increase sales, it has not been significant enough to support the Company's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

Results of Operations

Three months ended March 31, 2008 compared to three months ended March
31, 2007

Net sales for the three months ended March 31, 2008 were $24,816 as compared to net sales of $56,558 for the three months ended March 31, 2007, a decrease of $31,742 or approximately 56%. The decrease in revenues is primarily attributable to the non renewal of subscribers who had completed their annual hosting commitment during the first quarter of fiscal 2008. We are continuing to create customer awareness for our products. We have developed an aggressive strategy to increase revenues by restructuring our sales force, revisiting the terms of hosting and creating other attractive sales packages. Additionally, we have increased our marketing efforts and began offering website hosting services. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Total operating expenses for the three months ended March 31, 2008 were $437,232, a decrease of $376,889, or approximately 46%, from total operating expenses in the three months ended March 31, 2007 of $814,121. This decrease is primarily attributable to:

   - a decrease of $501, or approximately 34%, in advertising expense incurred to promote our website and products. The decrease was attributable to decreased spending due to limited financial resources;

   - a decrease of $16,775, or approximately 88%, in professional fees incurred in connection with our SEC filings;

   - a decrease of $189,692, or approximately 57%, in consulting fees in connection with the issuance of our common stock for services rendered and amortization of prepaid expense in connection with deferred compensation in 2007. This decrease is primarily attributable to the decrease in fair values of our common stock during the three months ended March 31, 2008 as compared to the same period in fiscal 2007,

   - a decrease of $159,380, or 39%, in compensation expense to $247,270 for the three months ended March 31, 2008 as compared to $406,650 for the three months ended March 31, 2007. Compensation expense which include salaries and stock based compensations to our employees. During the three months ended March 31, 2008, the Company issued in aggregate 3,000,000 shares of common stock to our CEO and an officer in connection with their employment agreements dated January 1

14, 2008. This decrease is primarily attributable to the decrease in fair values of our common stock during the three months ended March 31, 2008 as compared to the same period in fiscal 2007,

   - a decrease of $10,779, or approximately 19%, in other selling, general and administrative expenses as a result of decrease in general expenses and office expenses attributable to decreased spending due to limited financial resources.

We reported a loss from operations of $(412,416) for the three months ended March 31, 2008 as compared to a loss from operations of $(757,563) for the three months ended March 31, 2007.

We reported a net loss of $(412,491) or (0.01) per share for the three months ended March 31, 2008 as compared to a net loss of $(757,563) or $(0.03) per share for the three months ended March 31, 2007.

Liquidity and Capital Resources

During the three months ended March 31, 2008, we received net proceeds of $195,612 and subscription receivable of $30,000 from the sale of our common stock. These funds were used for working capital purposes.

Net cash used in operating activities for the three months ended March 31, 2008 amounted to $80,186 and was primarily attributable to our net losses of $412,491 offset by stock based compensation of $266,000, amortization of prepaid expense in connection with deferred compensation of $84,958, depreciation of $631, and add back of changes in assets and liabilities of $19,284. Net cash flows used in operating activities for the three months ended March 31, 2007 amounted to $64,595 and was primarily attributable to our net losses of $757,563 offset by stock based compensation of $99,000, amortization of prepaid expense in connection with deferred compensation of $328,500, donation of officer's compensation of $6,500, depreciation of $782, and changes in assets and liabilities of $258,186.

Net cash flows provided by financing activities was $148,812 for the three months ended March 31, 2008 as compared to net cash provided by financing activities of $47,839 for the three months ended March 31, 2007, an increase of $100,973. For the three months ended March 31, 2008, we received proceeds from the sale of common stock of $195,612, proceeds from related parties of $8,000 and offset by payments on related party advances of $54,800. For the three months ended March 31, 2007, we received proceeds from the sale of common stock of $8,839 and proceeds of $53,000 from related party advances offset by the repayment of related party advances of $14,000.

We reported a net increase in cash for the three months ended March 31, 2008 of $68,626 as compared to a net decrease in cash of $16,756 for the three months ended March 31, 2007. At March 31, 2008, we had cash on hand of $69,476.

Recent Accounting Pronouncements

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4T.  Controls and Procedures

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None.

Item 1A. Risk Factors.  Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2008, we sold 6,443,583 shares of our common stock for net proceeds of $195,612 and subscription receivable of $30,000.

In January 2008, we issued 66,000 shares of common stock to two officers of the Company in connection with a settlement of related party loans of $31,800.

In January 2008, we issued in aggregate 2,000,000 shares of common stock to our CEO and an officer of the Company in connection with employment agreements dated January 14, 2008.

In February 2008, in connection with a twelve month consulting agreement, we issued 500,000 shares of common stock for corporate advisory services.

In February 2008, we amended a consulting agreement entered into on June 28, 2007, whereby the consultant will no longer receive the 1,000,000 options to purchase our common stock but instead we issued 1,000,000 shares of our common stock.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders.  None.

Item 5. Other Information.  None.

Item 6. Exhibits

       Exhibit 31 - Certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2008

PRICESTER.COM, INC.

By: /s/ Edward C. Dillon
---------------------------
Edward C. Dillon, CEO and Director