Form 10-Q
period 2008-06-30
Pricester.Com, Inc.
filed 2008-08-22
CIK 1302913

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, August 15, 2008:

  Common Stock  -  58,180,400

PRICESTER.COM, INC.
FORM 10-Q
For the quarterly period ended June 30, 2008
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      20
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        27
Item 4T. Controls and Procedures                              27

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    28
Item 1A. Risk Factors                                         28
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        28
Item 3.  Defaults upon Senior Securities                      28
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            28
Item 5.  Other Information                                    28
Item 6.  Exhibits                                             28

SIGNATURES

PART I
FINANCIAL INFORMATION

Item I - FINANCIAL STATEMENTS

PRICESTER.COM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                      Year ended
                                                   June 30,           December 31,
                                                     2008                2007
                                                 -------------       ------------
                                                  (UNAUDITED)           (AUDITED)
ASSETS

CURRENT ASSETS:
   Cash                                           $     32,086       $        850
   Prepaid expense and other current asset             188,193            144,280
                                                  ------------       ------------
   Total current assets                                220,279            145,130
                                                  ------------       ------------
PROPERTY AND EQUIPMENT, net                              2,633              3,895
                                                  ------------       ------------
Total assets                                      $    222,912       $    149,025
                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses          $    136,923       $     73,421
   Convertible debt                                  1,026,371            131,500
   Note payable                                         15,647                  -
   Loans payable                                        40,000                  -
   Due to related parties                               82,385             63,285
   Deferred revenue                                      1,106              1,692
                                                  ------------       ------------
   Total current liabilities                         1,302,432            269,898
                                                  ------------       ------------

STOCKHOLDERS' DEFICIT:
   Common stock, par value $0.001,
    300,000,000 authorized, 51,270,026 and
     28,945,873 issued and outstanding at June 30,
     2008 and December 31, 2007, respectively           51,270             28,949
   Additional paid-in-capital                        6,181,918          4,287,378
   Accumulated deficit                              (7,278,958)        (4,437,200)
                                                  ------------       ------------
   Total stockholders' deficit                      (1,079,520)          (120,873)
                                                  ------------       ------------
Total liabilities and stockholders' deficit       $    222,912       $    149,025
                                                  ============       ============

See notes to unaudited
consolidated financial statements

PRICESTER.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                For the Three Months Ended    For the Six Months Ended
                                     2008         2007            2008         2007
                                  ----------   ----------      ----------   ----------
                                 (Unaudited)   (Unaudited)    (Unaudited)  (Unaudited)
Net Sales                        $    23,094     $  44,323   $    47,910   $   100,881
                                 -----------     ---------   -----------   -----------

Operating expenses
  Advertising                          5,001         2,270         5,502        3,034
  Professional fees                    7,242         3,313         9,492       22,338
  Consulting fees                     60,521       112,917       202,329      444,417
  Compensation                        43,200        94,427       290,470      501,077
  Other selling, general and
    administrative                    37,249        49,675        82,652      105,857
                                 -----------     ---------   -----------   ----------
    Total operating expenses         153,213       262,602       590,445    1,076,723
                                 -----------     ---------   -----------   -----------
Loss from operations                (130,119)     (218,279)     (542,535)    (975,842)
                                 -----------     ---------   -----------   ----------
Other income and (expenses):
  Other expense                            -             -           (75)           -
  Gain on settlement of debt         469,284             -       469,284            -
  Impairment expense              (1,717,602)            -    (1,717,602)           -
  Interest expense                (1,050,830)            -    (1,050,830)           -
                                 -----------     ---------   -----------   ----------
    Total other income (expenses) (2,299,148)            -    (2,299,223)           -
                                 -----------     ---------   -----------   ----------

Loss before provision for
  income taxes                    (2,429,267)     (218,279)   (2,841,758)    (975,842)
                                 -----------     ---------   -----------   ----------
Provision for income taxes                 -             -             -            -
                                 -----------     ---------   -----------   ----------
  Net loss                       $(2,429,267)    $(218,279)  $(2,841,758)  $ (975,842)
                                 ===========     =========   ===========   ==========

Net loss per common share
    - basic and diluted          $     (0.06)    $   (0.01)  $    (0.07)   $    (0.04)
                                 ===========     =========   ==========    ==========
  Weighted average number of
   shares utstanding- basic
   and diluted                    44,021,129    26,450,570   40,484,195    25,514,249
                                 ===========    ==========   ==========    ==========

See notes to unaudited
consolidated financial statements

PRICESTER.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Six Months Ended
                                                                June 30,
                                                       --------------------------
                                                         2008              2007
                                                         ----              ----
                                                     (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net loss                                           $(2,841,758)      $ (975,842)
                                                      ----------       ----------
  Adjustments to reconcile net loss to net cash
   used in operations:
    Depreciation and amortization                          1,262            1,563
    Common stock issued for services                     266,000          397,830
    Stock warrants issued for services                    17,894                -
    Amortization of prepaid expense in connection
      with deferred compensation                         127,585          453,651
    Donation of former officer's compensation                  -           13,000
    Gain on settlement of debt                          (469,284)               -
    Interest expense in connection with the
      settlement agreement                             1,049,717                -
    Impairment of goodwill                             1,717,602                -
  Changes in assets and liabilities:
    Prepaid expenses and other                                 -            3,000
    Accounts payable and accrued expenses                (22,308)          (8,412)
    Deferred revenues                                       (586)          (3,837)
                                                       ---------        ---------
          Total adjustments                            2,687,882          856,795
                                                       ---------        ---------
Net cash used in operating activities                   (153,876)        (119,047)
                                                       ---------        ---------
Cash flows from financing activities:
  Proceeds from sale of common stock                     265,712           58,339
  Proceeds from related parties                            8,000           70,500
  Payments on related party advances                     (88,600)         (18,600)
                                                       ---------        ---------
Net cash provided by financing activities                185,112          110,239
                                                       ---------        ---------
Net increase (decrease) in cash                           31,236           (8,808)
Cash - beginning of the year                                 850           27,828
                                                       ---------        ---------
Cash - end of the period                               $  32,086        $  19,020
                                                       =========        =========
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                           $       -        $       -
                                                       =========        =========
    Income taxes                                       $       -        $       -
                                                       =========        =========




NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
  Common stock issued for future services              $ 226,400        $       -
                                                       =========        =========
  Common stock issued for settlement of loans          $  55,146        $       -
                                                       =========        =========

See notes to unaudited
consolidated financial statements

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-
Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2007 and notes thereto contained in the Report on Form 10-KSB of Pricester.com, Inc. and Subsidiary ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

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

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES         (CONTINUED)

In May 2008, the Company obtained through a vote of majority of its shareholders the approval to increase the authorized common shares from 50,000,000 to 300,000,000 shares of common stock at $0.001 par value.


On May 22, 2008, the Company completed a merger with Genesis
Electronics, Inc., a Delaware corporation ("Genesis") which is described below.

The merger is being accounted for as a purchase method acquisition pursuant to Statement of Financial Accounting Standards No. 141 "Business Combinations". Accordingly, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. The Company is the acquirer for accounting purposes and Genesis is the acquired company.

Genesis was originally formed in Delaware on October 22, 2001 and is engaged on the development of solar and alternative energy applications for consumer devices such as mobile phones.

Merger with Options

On May 22, 2008, the Company entered into an Agreement of Merger and Plan of Share Exchange (the "Merger Agreement") by and among the Company, Genesis Electronics, Inc. ("Genesis") and the Genesis Stockholders. Upon closing of the merger transaction contemplated under the Merger Agreement (the "Merger"), on May 22, 2008 the Company merged with Genesis and became a wholly-owned subsidiary of the Company.

The merger consideration included the issuance of 1,904,781 shares of the Company's stock valued at $0.03 per share (applying EITF 99-12 "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination"). The total purchase price was common stock valued at $57,144.

The Company accounted for the merger utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". The Company is the acquirer for accounting purposes and Genesis is the acquired company. Accordingly, the Company applied push-down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the Subsidiary, Genesis Electronics, Inc. The net purchase price, including acquisition costs paid by the Company, was allocated to the liabilities assumed on the records of the Company as follows:

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES         (CONTINUED)

Goodwill                               1,717,602
Liabilities assumed                   (1,660,458)
                                        --------
Net purchase price                     $  57,143
                                      ==========

Since the Company has minimal revenues, has incurred losses and cash used in operations, the Company deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date.

Accordingly, for the six months ended June 30, 2008, the Company recorded an impairment of goodwill of $1,717,602 on the accompanying statement of operations.

Unaudited pro forma results of operations data as if the Company and Genesis had occurred as of January 1, 2007, are as follows:

                     The Company and Genesis
                                           For the six months ended
                                    June 30, 2008         June 30, 2007
                                    -------------         -------------

Pro forma revenues                   $   47,910             $  100,881
Pro forma loss from operations         (542,535)            (1,137,269)
Pro forma net loss                   (2,841,758)            (1,143,139)
Pro forma loss per share             $    (0.07)            $    (0.04)
Pro forma diluted loss per share     $    (0.07)            $    (0.04)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2007 and is not intended to be a projection of future results.

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

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

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

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. On May 22, 2008, the Company entered into an Agreement of Merger and Plan of Share Exchange (the "Merger Agreement") by and among the Company, Genesis

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES         (CONTINUED)

Electronics, Inc. ("Genesis") and the Genesis Stockholders. Upon closing of the merger transaction contemplated under the Merger Agreement (the "Merger"), on May 22, 2008 the Company merged with Genesis and became a wholly-owned subsidiary of the Company. The Company accounted for the merger utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". The purchase price was allocated to the liabilities assumed based on their fair values. Since we have minimal revenues, have incurred losses and used cash in operations, the Company deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date. Accordingly, for the six months ended June 30, 2008, the Company recorded an impairment of goodwill of $1,717,602 on the accompanying statement of operations.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the six months ended June 30,
2008, the Company did not grant any stock options to employees.

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES         (CONTINUED)

Net Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of June 30, 2008, there were options and warrants to purchase 2,525,000 shares of common stock which could potentially dilute future earnings per share.

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

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES         (CONTINUED)


Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141, " Business Combinations," which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

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

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position, "FSP FAS 157-2-Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, "Accounting for Leases." The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its financial position, cash flows or results of operations.

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES         (CONTINUED)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its financial statements when adopted.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

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


NOTE 2 - LOANS PAYABLE

The former chief technical officer advanced funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At December 31, 2007, the Company owed $131,500 as reflected in the accompanying balance sheet. In January 2008, the related party affiliates of the Company assumed the total debt from the former chief technical officer of the Company in exchange for shares of stocks owned by such related party affiliate. At June 30, 2008, the Company owed $0 to the former chief technical officer.

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

NOTE 2 - LOANS PAYABLE         (CONTINUED)

On May 22, 2008, in connection with the Merger, the Company assumed loans payable from certain third parties. These loans bear 8% interest per annum and are payable on demand. As of June 30, 2008, loans payable and related accrued interest amounted to $40,000 and $6,771, respectively.


NOTE 3 - RELATED PARTY TRANSACTIONS

Certain officers of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. A t June 30, 2008 and December 31, 2007, the Company owed these related parties $82,385 and $63,285, respectively.


NOTE 4 - NOTE PAYABLE

On May 22, 2008, in connection with the Merger, the Company assumed a note payable from a third party. These loans bear 8% interest per annum and is payable on demand. As of June 30, 2008, note payable and related accrued interest amounted to $15,647 and $5,602, respectively.


NOTE 5 - CONVERTIBLE DEBT

On May 22, 2008, in connection with the Merger, the Company assumed certain debts from a third party, Corporate Debt Solutions ("Corporate Debt") amounting to $1,049,717. Corporate Debt assumed a total of $1,049,717 of promissory notes issued by two former officers of Genesis and a certain third party. These promissory notes were issued to the Company's subsidiary, Genesis. Immediately following the closing of the Merger, on May 23, 2008, the Company entered into a settlement agreement with Corporate Debt Solutions ("Corporate Debt"). Pursuant to the settlement agreement, the Company shall issue shares of common stock and deliver to Corporate Debt, to satisfy the principal and interest due and owing through the issuance of freely trading securities of up to 100,000,000 shares. The parties have agreed that Corporate Debt shall have no ownership rights to the Settlement Shares not yet issued until it has affirmed to the Company that it releases the Company for the proportionate amount of claims represented by each issuance. The said requested number of shares of common stock is not to exceed 4.99% of the outstanding stock of the Company at any one time. In connection with this settlement agreement, the Company recorded and deemed such debt as a convertible liability with a fixed conversion price of $0.01. Accordingly, the Company recognized a total debt discount of $1,049,717 due to a beneficial conversion feature and such debt discount was immediately amortized to interest expense during the six months ended June 30, 2008.

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

NOTE 5 - CONVERTIBLE DEBT         (CONTINUED)

The Company had an outstanding balance of approximately $1,399,490 to two former officers of Genesis which had been included in current liabilities prior to this settlement. Pursuant to this settlement agreement, the Company settled for $930,206 (included in the $1,049,717 discussed above) and the Company was released from further claim. The Company has recognized a gain from debt settlement of $469,284 during the six months ended June 30, 2008.

In June 2008, the Company issued 2,223,456 shares in connection with the conversion of this convertible debt. The fair value of such shares issued amounted to approximately $23,346.


NOTE 6 - GOING CONCERN

The accompanying financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $7,278,958 at June 30, 2008, had net losses and negative cash flows from operations for the six months ended June 30, 2008 of $2,841,758 and $153,876, respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. During the six months ended June 30, 2008, the Company sold 9,726,916 common shares for net proceeds of $265,712.

Management is attempting to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


NOTE 7 - STOCKHOLDERS' DEFICIT

Common Stock

During the six months ended June 30, 2008, the Company received net proceeds of $265,712 and subscription receivable of $33,750 from the sale of 9,726,916 shares of the Company's common stock.

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

NOTE 7 - STOCKHOLDERS' DEFICIT          (Continued)

In January 2008, the Company issued 66,000 shares of common stock to officers of the Company in connection with a settlement of related party loans of $31,800.

In January 2008, in connection with a three month consulting agreement, the Company issued 800,000 shares of common stock for investor relations services. The Company valued these common shares at the fair market value on the date of grant at $.07 per share or $56,000. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $56,000 during the six months ended June 30, 2008.

In January 2008, the Company issued in aggregate 3,000,000 shares of common stock to the Company's CEO and an officer of the Company in connection with employment agreements dated January 14, 2008. The Company valued these common shares at the fair market value on the date of grant at $.07 per share or $210,000 and has been recorded as stock-based compensation.

In February 2008, in connection with a twelve month consulting agreement, the Company issued 500,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.18 per share or $90,000. In connection with issuance of these shares, during the six months ended June 30, 2008, the Company recorded stock-based consulting expense of $30,000 and prepaid expense of $60,000 to be amortized over the balance of the service period.

In February 2008, the Company amended a consulting agreement entered into on June 28, 2007, whereby the consultant will no longer receive the 1,000,000 options to purchase the Company's common stock but instead shall receive 1,000,000 shares of the Company's common stock. The Company valued these common shares at the fair market value on the date of grant at $.10 per share or $100,000. The Company has recognized stock-based consulting expense of $80,668 during fiscal 2007, in connection with this agreement. Accordingly, as a result of this amended agreement, the Company has recognized stock-based consulting expense of $19,332 and has reversed the unamortized portion of $54,902 in prepaid expense related to the valuation of the stock options during the six months ended June 30, 2008.

On May 22, 2008, in connection with the Merger Agreement, the Company issued 1,904,781 shares of common stock valued at $0.03 per share or $57,144. The Company valued these common shares at the fair market value on the date of grant.

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

NOTE 7 - STOCKHOLDERS' DEFICIT          (Continued)

In June 2008, in connection with a consulting agreement, the Company issued 3,100,000 shares of common stock for investor relations services. The Company valued these common shares at the fair market value on the date of grant at $.04 per share or $136,400. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $11,367 and prepaid expense of $125,033 to be amortized over the balance of the service period.

In June 2008, the Company issued 2,223,456 shares in connection with the conversion of this convertible debt. The fair value of such shares issued amounted to approximately $23,346.

Stock Options

A summary of the stock options as of June 30, 2008 and changes during the periods is presented below:

                                                              Weighted
                                                              Average
                                        Number of             Exercise
                                         Options                Price
                                        ---------            ----------
Balance at beginning of year            3,025,000              $ 0.28
Granted                                         -                   -
Exercised                                       -                   -
Cancelled                              (1,000,000)               0.05
                                       ----------              ------
Balance at end of period                2,025,000              $ 0.40
                                       ==========              ======
Options exercisable at end of period    2,025,000              $ 0.40
                                       ==========              ======


The following table summarizes the Company's stock option outstanding at June 30, 2008:

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
                                       effective
                                       registration

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

NOTE 7 - STOCKHOLDERS' DEFICIT          (Continued)

Stock Warrants

In May 2008, the Company granted a two-year warrant to purchase 500,000 shares of common stock in connection with a consulting agreement at an exercise price of $0.035 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at $0.03 per share or $17,894.


NOTE 8 - SUBSEQUENT EVENTS

In July 2008, the Company received net proceeds of $3,000 from the sale of 100,000 shares of the Company's common stock.

Since June 30, 2008, the Company issued an aggregate of 6,810,374 shares in connection with the conversion of a convertible debt (see
Note 5). The fair value of such shares issued amounted to approximately
$71,509.

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

On May 22, 2008, we completed a merger with Genesis Electronics, Inc., a Delaware corporation ("Genesis").

The merger is being accounted for as a purchase method acquisition pursuant to Statement of Financial Accounting Standards No. 141 "Business Combinations". Accordingly, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. We are the acquirer for accounting purposes and Genesis is the acquired company.

Genesis was originally formed in Delaware on October 22, 2001 and is engaged on the development of solar and alternative energy applications for consumer devices such as mobile phones.

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

GOING CONCERN

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of $7,278,958, a working capital deficit of $1,082,153, had net losses for the six months ended June 30, 2008 of $2,841,758 and cash used in operations during the six months ended June 30, 2008 of $(153,876). While we are attempting to increase sales, it has not been significant enough to support the Company's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

Results of Operations.

Six months ended June 30, 2008 compared to six months ended June 30,
2007

Net sales for the six months ended June 30, 2008 were $47,910 as compared to net sales of $100,881 for the six months ended June 30, 2007, a decrease of $52,971 or approximately 53%. The decrease in revenues is primarily attributable to the non renewal of subscribers who had completed their annual hosting commitment during the six months ended June 30, 2008. We are continuing to create customer awareness for our products. We have developed an aggressive strategy to increase revenues by restructuring our sales force, revisiting the terms of hosting and creating other attractive sales packages. Additionally, we have increased our marketing efforts and began offering website hosting services. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Total operating expenses for the six months ended June 30, 2008 were $590,445, a decrease of $486,278, or approximately 45%, from total operating expenses in the six months ended June 30, 2007 of $1,076,723. This decrease is primarily attributable to:

   - an increase of $2,468, or approximately 81%, in advertising expense incurred to promote our website and products. The increase is due to the launched of our Copia World International Shopping Portal division,

   - a decrease of $12,846, or approximately 58%, in professional fees incurred in connection with our SEC filings,

   - a decrease of $242,088, or approximately 54%, in consulting fees in connection with the issuance of our common stock for services rendered and amortization of prepaid expense in connection with deferred compensation in 2007. This decrease is primarily attributable to the decrease in fair values of our common stock during the six months ended June 30, 2008 as compared to the same period in fiscal 2007,

   - a decrease of $210,607, or 42%, in compensation expense to $290,470 for the six months ended June 30, 2008 as compared to $501,077 for the six months ended June 30, 2007. Compensation expense which include salaries and stock based compensations to our employees.
During the six months ended June 30, 2008, the Company issued in aggregate 3,000,000 shares of common stock to our CEO and an officer in connection with their employment agreements dated January 14, 2008.
The decrease is attributable to a decrease in stock based compensation attributable to the fair value of common shares issued for services to our CEO and certain employees during the same period in fiscal 2007,

   - a decrease of $23,205, or approximately 22%, in other selling, general and administrative expenses as a result of decrease in general expenses and office expenses attributable to decreased spending due to limited financial resources.

We reported a loss from operations of $(542,535) for the six months ended June 30, 2008 as compared to a loss from operations of $(975,842) for the six months ended June 30, 2007.

Total other expense for the six months ended June 30, 2008 were $2,299,223, an increase of $2,299,223, from total other expense in the six months ended June 30, 2007 of $0. This increase is primarily attributable to:

  - an increase of $1,717,602 in impairment expense as a result of our acquisition of Genesis which resulted to a recognition of goodwill. We deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date.

  - an increase of $1,050,830 in interest expense as a result of the assumption of certain convertible debt in connection with a settlement agreement entered into on May 23, 2008. We also recognized a gain on settlement of debt of $469,284 to a former officer of Genesis in connection with this settlement agreement.

We reported a net loss of $(2,841,758) or (0.07) per share for the six months ended June 30, 2008 as compared to a net loss of $(975,842) or $(0.04) per share for the six months ended June 30, 2007.

Three months ended June 30, 2008 compared to three months ended June
30, 2007

Net sales for the three months ended June 30, 2008 were $23,094 as compared to net sales of $44,323 for the three months ended June 30, 2007, a decrease of $21,229 or approximately 21%. The decrease in revenues is primarily attributable to the non renewal of subscribers who had completed their annual hosting commitment during the three months ended June 30, 2008. We are continuing to create customer awareness for our products. We have developed an aggressive strategy to increase revenues by restructuring our sales force, revisiting the terms of hosting and creating other attractive sales packages. Additionally, we have increased our marketing efforts and began offering website hosting services. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Total operating expenses for the three months ended June 30, 2008 were $153,213, a decrease of $109,389, or approximately 10%, from total operating expenses in the three months ended June 30, 2007 of $262,602. This decrease is primarily attributable to:

  - an increase of $2,731, or approximately 90%, in advertising expense incurred to promote our website and products. The increase is due to the launched of our Copia World International Shopping Portal division,


  - an increase of $3,929, or approximately 8%, in professional fees incurred in connection with our SEC filings. The increase is due to an increase in accounting fees,

  - a decrease of $52,396, or approximately 12%, in consulting fees in connection with the issuance of our common stock for services rendered and amortization of prepaid expense in connection with deferred compensation in 2007. This decrease is primarily attributable to the decrease in fair values of our common stock during the three months ended June 30, 2008 as compared to the same period in fiscal 2007,

  - a decrease of $51,227, or 10%, in compensation expense to $43,200 for the three months ended June 30, 2008 as compared to $94,427 for the three months ended June 30, 2007. Compensation expense which include salaries and stock based compensations to our employees. The decrease is attributable to a decrease in stock based compensation attributable to the fair value of common shares issued for services to our CEO and certain employees during the same period in fiscal 2007,

  - a decrease of $12,426, or approximately 12%, in other selling, general and administrative expenses as a result of decrease in general expenses and office expenses attributable to decreased spending due to limited financial resources.

We reported a loss from operations of $(130,119) for the three months ended June 30, 2008 as compared to a loss from operations of $(218,279) for the three months ended June 30, 2007.

Total other expense for the three months ended June 30, 2008 were $2,299,148, an increase of $2,299,148, from total other expense in the three months ended June 30, 2007 of $0. This increase is primarily attributable to:

  - an increase of $1,717,602 in impairment expense as a result of our acquisition of Genesis which resulted to a recognition of goodwill. We deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date.

  - an increase of $1,050,830 in interest expense as a result of the assumption of certain convertible debt in connection with a settlement agreement entered into on May 23, 2008. We also recognized a gain on settlement of debt of $469,284 to a former officer of Genesis in connection with this settlement agreement.

We reported a net loss of $(2,429,267) or (0.06) per share for the three months ended June 30, 2008 as compared to a net loss of $(218,279) or $(0.01) per share for the three months ended June 30, 2007.

Liquidity and Capital Resources.

During the six months ended June 30, 2008, we received net proceeds of $265,712 and subscription receivable of $33,750 from the sale of our common stock. These funds were used for working capital purposes.

Net cash used in operating activities for the six months ended June 30, 2008 amounted to $153,876 and was primarily attributable to our net losses of $3,172,736 offset by stock based compensation of $283,894, amortization of prepaid expense in connection with deferred compensation of $127,585, depreciation of $1,262, impairment expense of $1,717,602, interest expense of $1,049,717 in connection with the settlement agreement and add back of gain on settlement of debt of $469,284 and changes in assets and liabilities of $22,894. Net cash flows used in operating activities for the six months ended June 30, 2007 amounted to $119,047 and was primarily attributable to our net losses of $975,842 offset by non-cash compensation of $397,830, amortization of prepaid expense in connection with deferred compensation of $453,651,depreciation of $1,563, and changes in assets and liabilities of $9,249.

Net cash flows provided by financing activities was $185,112 for the six months ended June 30, 2008 as compared to net cash provided by financing activities of $110,239 for the six months ended June 30, 2007, an increase of $74,873. For the six months ended June 30, 2008, we received proceeds from the sale of common stock of $265,712, proceeds from related parties of $8,000 and offset by payments on related party advances of $88,600. For the six months ended June 30, 2007, we received proceeds from the sale of common stock of $58,339 and proceeds of $70,500 from related party advances offset by the repayment of related party advances of $18,600.

We reported a net increase in cash for the six months ended June 30, 2008 of $31,236 as compared to a net decrease in cash of $8,808 for the six months ended June 30, 2007. At June 30, 2008, we had cash on hand of $32,086.

RECENT ACCOUNTING PRONOUNCEMENTS

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

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position, "FSP FAS 157-2-Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, "Accounting for Leases." The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its financial statements when adopted.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

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

Item 4T.  Controls and Procedures

During the three months ended June 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 22, 2008, in connection with the Merger Agreement, Pricester issued 1,904,781 shares of common stock valued at $0.03 per share or $57,144.

In June 2008, in connection with a consulting agreement, Pricester issued 3,100,000 shares of common stock for investor relations services.

In June 2008, Pricester issued 2,223,456 shares in connection with the conversion of this convertible debt.

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

Dated:  August 21, 2008

PRICESTER.COM, INC.

By: /s/ Edward C. Dillon
---------------------------
Edward C. Dillon, CEO and Director