Form 10-Q
period 2008-09-30
Pricester.Com, Inc.
filed 2008-11-14
CIK 1302913

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, November 14, 2008:

  Common Stock  -  103,725,400

PRICESTER.COM, INC.
FORM 10-Q
For the quarterly period ended September 30, 2008
INDEX

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
SIGNATURES

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 contains "forward-looking statements". Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning Pricester's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents Pricester files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. Pricester undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

PART I
FINANCIAL INFORMATION

Item I - FINANCIAL STATEMENTS

PRICESTER.COM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                      Year ended
                                                September 30,           December 31,
                                                     2008                2007
                                                 -------------       ------------
                                                  (UNAUDITED)           (AUDITED)
ASSETS

CURRENT ASSETS:
   Cash                                           $      9,462       $        850
   Prepaid expense and other current asset              48,160            144,280
                                                  ------------       ------------
   Total current assets                                 57,622            145,130
PROPERTY AND EQUIPMENT, net                              2,002              3,895
                                                  ------------       ------------
Total assets                                      $     59,624       $    149,025
                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses          $    136,805       $     73,421
   Convertible debt                                    931,919            131,500
   Note payable                                         15,647                  -
   Loans payable                                        40,000                  -
   Due to related parties                               79,885             63,285
   Deferred revenue                                        716              1,692
                                                  ------------       ------------
   Total current liabilities                         1,204,972            269,898
                                                  ------------       ------------

STOCKHOLDERS' DEFICIT:
   Common stock, par value $0.001,
    300,000,000 authorized, 61,625,400 and
     28,948,873 issued and outstanding at September 30,
     2008 and December 31, 2007, respectively           61,625             28,949
   Additional paid-in-capital                        6,161,602          4,287,378
   Accumulated deficit                              (7,343,825)        (4,437,200)
   Subscription receivable                             (24,750)                 -
                                                  ------------       ------------
   Total stockholders' deficit                      (1,145,348)          (120,873)
                                                  ------------       ------------
Total liabilities and stockholders' deficit       $     59,624       $    149,025
                                                  ============       ============

See notes to unaudited
consolidated financial statements

PRICESTER.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                For the Three Months Ended   For the Nine Months Ended
                                      September 30,                 September
                                     2008         2007            2008         2007
                                  ----------   ----------      ----------   ----------
                                 (Unaudited)   (Unaudited)    (Unaudited)  (Unaudited)
Net Sales                         $   36,957   $   46,805     $   84,867   $  147,686
                                  ----------   ----------     ----------   ----------

Operating expenses
  Advertising                          1,060          626          6,562        3,660
  Professional fees                   10,468        1,499         19,960       23,837
  Consulting fees                      6,920      122,618        209,249      567,035
  Compensation                        47,199       83,063        337,669      584,140
  Other selling, general and
    administrative                    35,064       48,358        117,716      154,215
                                  ----------   ----------     ----------   ----------
    Total operating expenses         100,711      256,164        691,156    1,332,887
                                  ----------   ----------     ----------   ----------
Loss from operations                 (63,754)    (209,359)      (606,289)  (1,185,201
                                  ----------   ----------     ----------   ----------
Other income and (expenses):
  Other expense                            -            -            (75)           -
  Gain on settlement of debt               -            -        469,284            -
  Impairment expense                       -            -     (1,717,602)           -
  Interest expense                    (1,113)           -     (1,051,943)           -
                                  ----------   ----------    -----------   ----------
    Total other income (expenses)     (1,113)           -     (2,300,336)           -
                                  ----------   ----------    -----------   ----------

Loss before provision for
  income taxes                       (64,867)    (209,359)   (2,906,625)  (1,185,201)
                                  ----------   ----------   -----------   ----------
Provision for income taxes                 -            -             -            -
                                  ----------   ----------   -----------   ----------
  Net loss                        $  (64,867)  $ (209,359)  $(2,906,625) $(1,185,201)
                                  ==========   ==========   ===========   ==========

Net loss per common share
    - basic and diluted           $        -   $    (0.01)  $     (0.06)  $    (0.04)
                                  ==========   ==========   ===========   ==========
  Weighted average number of
   shares utstanding- basic
   and diluted                    57,961,293   28,055,069    46,352,392   26,370,494
                                  ==========   ==========   ===========   ==========

See notes to unaudited
consolidated financial statements

PRICESTER.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Nine Months Ended
                                                             September 30,
                                                       --------------------------
                                                         2008              2007
                                                         ----              ----
                                                     (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net loss                                            $(2,906,625)      $(1,185,201)
                                                      -----------       -----------
  Adjustments to reconcile net loss to net cash
   used in operations:
    Depreciation and amortization                           1,893             2,345
    Common stock issued for services                      257,920           407,280
    Stock warrants issued for services                     17,894                 -
    Amortization of prepaid expense in connection
      with deferred compensation                          142,585           608,768
    Donation of former officer's compensation                   -            15,000
    Gain on settlement of debt                           (469,284)                -
    Interest expense in connection with the
      settlement agreement                              1,049,717                 -
    Impairment of goodwill                              1,717,602                 -
  Changes in assets and liabilities:
    Prepaid expenses and other                                  -             3,000
    Due from stockholder                                        -                 -
    Deposits                                                    -             1,302
    Accounts payable and accrued expenses                 (22,426)          (12,085)
    Deferred revenues                                        (976)           (5,352)
                                                        ---------         ---------
          Total adjustments                             2,694,925         1,202,258
                                                        ---------         ---------
Net cash used in operating activities                    (211,700)         (164,943)
                                                        ---------         ---------
Cash flows from financing activities:
  Proceeds from sale of common stock                      303,412            98,339
  Proceeds from related parties                             8,000            75,500
  Payments on related party advances                      (91,100)          (18,600)
                                                        ---------         ---------
Net cash provided by financing activities                 220,312           155,239
                                                        ---------         ---------
Net increase (decrease) in cash                             8,612            (9,704)
Cash - beginning of the year                                  850            27,828
                                                       ---------          ---------
Cash - end of the period                               $    9,462         $  18,124
                                                       =========          =========
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                           $       -        $       -
                                                       =========        =========
    Income taxes                                       $       -        $       -
                                                       =========        =========




NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
  Donated common stock used to satisfy payables        $       -        $       -
                                                       =========        =========
  Common stock issued for debt and interest            $       -        $       -
                                                       =========        =========
  Common stock issued for future services              $ 101,367        $ 219,400
                                                       =========        =========
  Common stock issued for settlement of loans          $ 149,598        $       -
                                                       =========        =========
  Common stock and option issued for
    services and compensation                          $       -        $ 635,380
                                                       =========        =========

See notes to unaudited
consolidated financial statements

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-
Q. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2007 and notes thereto contained in the Report on Form 10-KSB of Pricester.com, Inc. and Subsidiary ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

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

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

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

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES         (CONTINUED)

Goodwill                               1,717,602
Liabilities assumed                   (1,660,458)
                                        --------
Net purchase price                     $  57,144
                                      ==========

Since the Company has minimal revenues, has incurred losses and cash used in operations, the Company deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date. Accordingly, for the nine months ended September 30, 2008, the Company recorded an impairment of goodwill of $1,717,602 on the accompanying statement of operations.

Unaudited pro forma results of operations data as if the Company and Genesis had occurred as of January 1, 2007, are as follows:

                                        The Company and Genesis
                                       For the nine months ended
                              September 30, 2008     September 30, 2007
                              ------------------     ------------------

Pro forma revenues                   $   84,867             $  147,686
Pro forma loss from operations         (748,870)            (1,367,664)
Pro forma net loss                   (3,065,012)            (1,373,534)
Pro forma loss per share             $    (0.07)            $    (0.05)
Pro forma diluted loss per share     $    (0.07)            $    (0.05)

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

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

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

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. On May 22, 2008, the Company entered into an Agreement of Merger and Plan of Share Exchange (the "Merger Agreement") by and among the Company, Genesis

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES         (CONTINUED)

Electronics, Inc. ("Genesis") and the Genesis Stockholders. Upon closing of the merger transaction contemplated under the Merger Agreement (the "Merger"), on May 22, 2008 the Company merged with Genesis and became a wholly-owned subsidiary of the Company. The Company accounted for the merger utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". The purchase price was allocated to the liabilities assumed based on their fair values. Since we have minimal revenues, have incurred losses and used cash in operations, the Company deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date. Accordingly, for the nine months ended September 30, 2008, the Company recorded an impairment of goodwill of $1,717,602 on the accompanying statement of operations.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the nine months ended September
30, 2008, the Company did not grant any stock options to employees.

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES         (CONTINUED)

Net Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of September 30, 2008, there were options and warrants to purchase 2,525,000 shares of common stock which could potentially dilute future earnings per share.

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

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

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

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES         (CONTINUED)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


NOTE 2 - LOANS PAYABLE

The former chief technical officer advanced funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At December 31, 2007, the Company owed $131,500 as reflected in the accompanying balance sheet. In January 2008, the related party affiliates of the Company assumed the total debt from the former chief technical officer of the Company in exchange for shares of stocks owned by such related party affiliate. At September 30, 2008, the Company owed $0 to the former chief technical officer.

On May 22, 2008, in connection with the Merger, the Company assumed loans payable from certain third parties. These loans bear 8% interest per annum and are payable on demand. As of September 30, 2008, loans payable and related accrued interest amounted to $40,000 and $7,571, respectively.


NOTE 3 - RELATED PARTY TRANSACTIONS

Certain officers of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At September 30, 2008 and December 31, 2007, the Company owed these related parties $79,885 and $63,285, respectively.


NOTE 4 - NOTE PAYABLE

On May 22, 2008, in connection with the Merger, the Company assumed a note payable from a third party. These loans bear 8% interest per annum and is payable on demand. As of September 30, 2008, note payable and related accrued interest amounted to $15,647 and $5,915, respectively.


NOTE 5 - CONVERTIBLE DEBT

On May 22, 2008, in connection with the Merger, the Company assumed certain debts from a third party, Corporate Debt Solutions ("Corporate Debt") amounting to $1,049,717. Corporate Debt assumed a total of $1,049,717 of promissory notes issued by two former officers of Genesis

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

NOTE 5 - CONVERTIBLE DEBT        (CONTINUED)

and a certain third party. These promissory notes were issued to the Company's subsidiary, Genesis. Immediately following the closing of the Merger, on May 23, 2008, the Company entered into a settlement agreement with Corporate Debt Solutions ("Corporate Debt"). Pursuant to the settlement agreement, the Company shall issue shares of common stock and deliver to Corporate Debt, to satisfy the principal and interest due and owing through the issuance of freely trading securities of up to 100,000,000 shares. The parties have agreed that Corporate Debt shall have no ownership rights to the Settlement Shares not yet issued until it has affirmed to the Company that it releases the Company for the proportionate amount of claims represented by each issuance. The said requested number of shares of common stock is not to exceed 4.99% of the outstanding stock of the Company at any one time. In connection with this settlement agreement, the Company recorded and deemed such debt as a convertible liability with a fixed conversion price of $0.01. Accordingly, the Company recognized a total debt discount of $1,049,717 due to a beneficial conversion feature and such debt discount was immediately amortized to interest expense during the nine months ended September 30, 2008.

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

Between July 2008 and August 2008, the Company issued 8,995,374 shares in connection with the conversion of this convertible debt. The fair value of such shares issued amounted to approximately $94,452.

NOTE 6 - GOING CONCERN

The accompanying financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $7,278,958 at June 30, 2008, had net losses and negative cash flows from operations for the six months ended June 30, 2008 of $2,841,758 and $153,876, respectively. While the Company is attempting to increase revenues, the growth has not been significant

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

NOTE 6 - GOING CONCERN        (CONTINUED)

enough to support the Company's daily operations. During the nine months ended September 30, 2008, the Company sold 13,786,916 common shares for net proceeds of $303,412.

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


NOTE 7 - STOCKHOLDERS' DEFICIT

Common Stock

During the nine months ended September 30, 2008, the Company received net proceeds of $303,412 and subscription receivable of $24,750 from the sale of 13,786,916 shares of the Company's common stock.

In January 2008, the Company issued 66,000 shares of common stock to officers of the Company in connection with a settlement of related party loans of $31,800.

In January 2008, in connection with a three month consulting agreement, the Company issued 800,000 shares of common stock for investor relations services. The Company valued these common shares at the fair market value on the date of grant at $.07 per share or $56,000. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $56,000 during the nine months ended September 30, 2008.

In January 2008, the Company issued in aggregate 3,000,000 shares of common stock to the Company's CEO and an officer of the Company in connection with employment agreements dated January 14, 2008. The Company valued these common shares at the fair market value on the date of grant at $.07 per share or $210,000 and has been recorded as stock-based compensation.

In February 2008, in connection with a twelve month consulting agreement, the Company issued 500,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.18 per share or $90,000. In connection with issuance of these shares, during the nine

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

NOTE 7 - STOCKHOLDERS' DEFICIT          (Continued)

months ended September 30, 2008, the Company recorded stock-based consulting expense of $45,000 and prepaid expense of $45,000 to be amortized over the balance of the service period.

In February 2008, the Company amended a consulting agreement entered into on June 28, 2007, whereby the consultant will no longer receive the 1,000,000 options to purchase the Company's common stock but instead shall receive 1,000,000 shares of the Company's common stock. The Company valued these common shares at the fair market value on the date of grant at $.10 per share or $100,000. The Company has recognized stock-based consulting expense of $80,668 during fiscal 2007, in connection with this agreement. Accordingly, as a result of this amended agreement, the Company has recognized stock-based consulting expense of $19,332 and has reversed the unamortized portion of $54,902 in prepaid expense related to the valuation of the stock options during the nine months ended September 30, 2008.

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

Between July 2008 and August 2008, the Company issued 8,995,374 shares in connection with the conversion of this convertible debt. The fair value of such shares issued amounted to approximately $94,452.

In August 2008, the Company issued 250,000 shares of common stock for corporate advisory services rendered. The Company valued these common shares at the fair value on the date of grant at $.0065 per share or $1,625. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $1,625 during the nine months ended September 30, 2008.

In August 2008, the Company issued 150,000 shares of common stock for corporate advisory services rendered. The Company valued these common shares at the fair market value on the date of grant of $.0035 per

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

NOTE 7 - STOCKHOLDERS' DEFICIT          (Continued)

share or $525. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $525 during the nine months ended September 30, 2008.

Stock Options

A summary of the stock options as of September 30, 2008 and changes during the periods is presented below:

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
                                       ==========              ======


The following table summarizes the Company's stock option outstanding at September 30, 2008:

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

Pricester.com, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

NOTE 8 - SUBSEQUENT EVENTS

Since September 30, 2008, the Company received net proceeds of $29,400 from the sale of 8,700,000 shares of the Company's common stock.

In November 2008, the Company issued in aggregate 30,000,000 shares of common stock to the Company's CEO and an officer of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.002 per share or $6,000 and has been recorded as stock-based compensation.

In November 2008, the Company issued in aggregate 400,000 shares of common stock to certain employees of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.002 per share or $800 and has been recorded as stock-based compensation.

Between October and November 2008, the Company issued in aggregate 3,000,000 shares of common stock to the Company's CEO and an officer of the Company pursuant to amended employment agreements. The Company valued these common shares at the fair market value on the date of grant ranging from $0.001 to $0.002 per share or $4,600 and has been recorded as stock-based compensation.

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

On May 22, 2008, we completed a merger with Genesis Electronics, Inc., a Delaware corporation.

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

GOING CONCERN

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of $7,343,825, a working capital deficit of $1,147,350, had net losses for the nine months ended September 30, 2008 of $2,906,625 and cash used in operations during the nine months ended September 30, 2008 of $(211,700). While we are attempting to increase sales, it has not been significant enough to support the Company's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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


Results of Operations.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Net sales for the nine months ended September 30, 2008 were $84,867 as compared to net sales of $147,686 for the nine months ended September 30, 2007, a decrease of $62,819 or approximately 43%. The decrease in revenues is primarily attributable to the non renewal of subscribers who had completed their annual hosting commitment during the nine months ended September 30, 2008. We are continuing to create customer awareness for our products. We have developed an aggressive strategy to increase revenues by restructuring our sales force, revisiting the terms of hosting and creating other attractive sales packages. Additionally, we have increased our marketing efforts and began offering website hosting services. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Total operating expenses for the nine months ended September 30, 2008 were $691,156, a decrease of $641,731, or approximately 48%, from total operating expenses in the nine months ended September 30, 2007 of $1,332,887. This decrease is primarily attributable to:

   - an increase of $2,902, or approximately 79%, in advertising expense incurred to promote our website and products. The increase is due to the launched of our Copia World International Shopping Portal division,

   - a decrease of $3,877, or approximately 16%, in professional fees incurred in connection with our SEC filings,

   - a decrease of $357,786, or approximately 63%, in consulting fees in connection with the issuance of our common stock for services rendered and amortization of prepaid expense in connection with deferred compensation in 2007. This decrease is primarily attributable to the decrease in fair values of our common stock during the nine months ended September 30, 2008 as compared to the same period in fiscal 2007.

   - a decrease of $246,471, or 42%, in compensation expense to $337,669 for the nine months ended September 30, 2008 as compared to $584,140 for the nine months ended September 30, 2007. Compensation expense which include salaries and stock based compensations to our employees. During the nine months ended September 30, 2008, the Company issued in aggregate 3,000,000 shares of common stock to our CEO and an officer in connection with their employment agreements dated January 14, 2008. The decrease is attributable to a decrease in stock based compensation attributable to the fair value of common shares issued for services to our CEO and certain employees during the same period in fiscal 2007,

   - a decrease of $36,499, or approximately 24%, in other selling, general and administrative expenses as a result of decrease in general expenses and office expenses attributable to decreased spending due to limited financial resources.

We reported a loss from operations of $(606,289) for the nine months ended September 30, 2008 as compared to a loss from operations of $(1,185,201) for the nine months ended September 30, 2007.

Total other expense for the nine months ended September 30, 2008 were $2,300,336, an increase of $2,300,336, from total other expense in the nine months ended September 30, 2007 of $0. This increase is primarily attributable to:

- an increase of $1,717,602 in impairment expense as a result of our acquisition of Genesis which resulted to a recognition of goodwill. We deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date.

- an increase of $1,051,943 in interest expense as a result of the assumption of certain convertible debt in connection with a settlement agreement entered into on May 23, 2008. We also recognized a gain on settlement of debt of $469,284 to a former officer of Genesis in connection with this settlement agreement.

We reported a net loss of $(2,906,625) or (0.06) per share for the nine months ended September 30, 2008 as compared to a net loss of $(1,185,201) or $(0.04) per share for the nine months ended September 30, 2007.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Net sales for the three months ended September 30, 2008 were $36,957 as compared to net sales of $46,805 for the three months ended September 30, 2007, a decrease of $9,848 or approximately 21%. The decrease in revenues is primarily attributable to the non renewal of subscribers who had completed their annual hosting commitment during the three months ended September 30, 2008. We are continuing to create customer awareness for our products. We have developed an aggressive strategy to increase revenues by restructuring our sales force, revisiting the terms of hosting and creating other attractive sales packages. Additionally, we have increased our marketing efforts and began offering website hosting services. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Total operating expenses for the three months ended September 30, 2008 were $100,711, a decrease of $155,453, or approximately 61%, from total operating expenses in the three months ended September 30, 2007 of $256,164. This decrease is primarily attributable to:

   - an increase of $434, or approximately 69%, in advertising expense incurred to promote our website and products. The increase is due to the launched of our Copia World International Shopping Portal division,


   - an increase of $8,969, or approximately 598%, in professional fees incurred in connection with our SEC filings. The increase is due to an increase in accounting fees,

   - a decrease of $115,698, or approximately 94%, in consulting fees in connection with the issuance of our common stock for services rendered and amortization of prepaid expense in connection with deferred compensation in 2007. This decrease is primarily attributable to the decrease in fair values of our common stock during the three months ended September 30, 2008 as compared to the same period in fiscal 2007,

   - a decrease of $35,864, or 43%, in compensation expense to $47,199 for the three months ended September 30, 2008 as compared to $83,063 for the three months ended September 30, 2007. Compensation expense which includes salaries and stock based compensations to our employees. The decrease is attributable to a decrease in stock based compensation attributable to the fair value of common shares issued for services to our CEO and certain employees during the same period in fiscal 2007,

   - a decrease of $13,294, or approximately 27%, in other selling, general and administrative expenses as a result of decrease in general expenses and office expenses attributable to decreased spending due to limited financial resources.

We reported a loss from operations of $(63,754) for the three months ended September 30, 2008 as compared to a loss from operations of $(209,359) for the three months ended September 30, 2007.

Total other expense for the three months ended September 30, 2008 were $1,113, an increase of $1,113, from total other expense in the three months ended September 30, 2007 of $0. This increase is primarily attributable to:

- an increase of $1,113 in interest expense as a result of the assumption of certain loans in connection with a settlement agreement entered into on May 23, 2008.

We reported a net loss of $(64,867) or (0.00) per share for the three months ended September 30, 2008 as compared to a net loss of $(209,359) or $(0.01) per share for the three months ended September 30, 2007.

Liquidity and Capital Resources.

During the nine months ended September 30, 2008, we received net proceeds of $303,412 and subscription receivable of $24,750 from the sale of our common stock. These funds were used for working capital purposes.

Net cash used in operating activities for the nine months ended September 30, 2008 amounted to $211,700 and was primarily attributable to our net losses of $2,906,625 offset by stock based compensation of $275,814, amortization of prepaid expense in connection with deferred compensation of $142,585, depreciation of $1,893, impairment expense of $1,717,602, interest expense of $1,049,717 in connection with the settlement agreement and add back of gain on settlement of debt of $469,284 and changes in assets and liabilities of $23,402. Net cash flows used in operating activities for the nine months ended September 30, 2007 amounted to $164,943 and was primarily attributable to our net losses of $1,185,201 offset by non-cash compensation of $407,280, amortization of prepaid expense in connection with deferred compensation of $608,768, depreciation of $2,345, donation of former officer's compensation of 15,000 and changes in assets and liabilities of $13,135.

Net cash flows provided by financing activities was $220,312 for the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $155,239 for the nine months ended September 30, 2007, an increase of $65,073. For the nine months ended September 30, 2008, we received proceeds from the sale of common stock of $303,412, proceeds from related parties of $8,000 and offset by payments on related party advances of $91,100. For the nine months ended September 30, 2007, we received proceeds from the sale of common stock of $98,339 and proceeds of $75,500 from related party advances offset by the repayment of related party advances of $18,600.

We reported a net increase in cash for the nine months ended September 30, 2008 of $8,612 as compared to a net decrease in cash of $9,704 for the nine months ended September 30, 2007. At September 30, 2008, we had cash on hand of $9,462.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 61 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its financial statements when adopted.

In April 2008, FASB Staff Position No.142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

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

Item 4T.  Controls and Procedures

During the three months ended September 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None.

Item 1A. Risk Factors.  Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between July 2008 and August 2008, Pricester issued 8,995,374 shares in connection with the conversion of this convertible debt.

In August 2008, Pricester issued 150,000 shares of common stock for corporate advisory services rendered. Pricester valued these common shares at the fair market value on the date of grant of $.0035 per share or $525.

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

Dated:  November 14, 2008

PRICESTER.COM, INC.

By: /s/ Edward C. Dillon
---------------------------
Edward C. Dillon, CEO and Director