Form 10-K
period 2008-12-31
Pricester.Com, Inc.
filed 2009-04-14
CIK 1302913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______TO _______
COMMISSION FILE NUMBER: 0-50773

Genesis Electronics Group, Inc.
Formerly Pricester.com, Inc.
(Name of registrant as specified in its charter)

Nevada	41-2137356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 Hollywood Blvd, Suite 303, Hollywood, FL	33021
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:	(954) 272-1200

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
NONE	NOT APPLICABLE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,333,021 on June 30, 2008.

          Indicated the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 123,292,739 shares of common stock are issued and outstanding as of April 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

          List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Part I. Item 1A. Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

          When used in this annual report, the terms “Genesis”, “Pricester”,” “we,” “our,” and “us” refers to Genesis Electronics Group, Inc.

PART I

ITEM 1.	BUSINESS.

Overview

Genesis Electronics Group, Inc. formerly Pricester.com, Inc. was originally incorporated in the State of Nevada on March 19, 1998 under the name Business Advantage No. 22, Inc. Due to non-filing of annual reports, the corporate charter of Business Advantage No. 22, Inc. was revoked. In June 2004, Business Advantage No. 22, Inc. was reinstated. On June 4, 2004, Business Advantage No. 22, Inc. entered into an Agreement and Plan of Reorganization with Pricester.com, Inc., a Florida Corporation to merge Pricester Florida into Business Advantage No. 22, Inc. On June 4, 2004, in anticipation of the merger, the name of Business Advantage No. 22, Inc. was changed to Pricester.com, Inc.

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

In November 2008, the Company obtained through a vote of majority of its shareholders the approval to change the Company’s name to Genesis Electronics Group, Inc. Pursuant to Articles of Amendment filed on February 24, 2009, the name of the registrant was changed to Genesis Electronics Group, Inc.

The registrant was in a development stage company through December 31, 2005 and has a lack of material revenues. Our products and services have been active since January 2004 and have only generated revenue of $111,518 for the year ended December 31, 2008 and $179,176 for the year ended December 31, 2007. We have yet to generate substantial revenue because our primary marketing objective has been to first build a large gathering of web based vendors, traditional small businesses, and established national retailers, to offer a diverse and extensive variety of goods and services.

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

Our Products & Services

The registrant provides services that allow any small business to have an Internet presence with the website features that consumers want and expect.

Virtually all major retailers and service providers have company websites. In contrast, the owner-operated businesses—collectively, the largest component of the entire economy—still only have a minor presence on the Internet. There are 23 million small businesses in the U.S., including businesses with less than 5 employees and those filing 1040 Schedule C returns (Source: U.S. Department of Commerce) and millions still without a web presence through which they can sell and promote their products and services. According to a research paper prepared under contract for the Small Business Administration (Strategies for Small Business Success, 2002), only 35% of small firms had a website and “The smallest firms (with fewer than 10 employees) benefit the most from being online…”

As the cost of computers has dropped significantly, the number of consumers using computers and the Internet on a regular basis has increased dramatically. Today, according to a Nielson/NetRatings report, over 75% of consumers have Internet access and increasingly they are turning to this resource when searching for or evaluating products and services. Concurrently, the demand and logical need for small businesses to have a website is greater than ever.

The market for affordable business websites is large and still expanding. The registrant’s services are specifically geared to address this demand from the small business sector. Additional funding is required to expand marketing efforts in order to reach and further penetrate the market.

Our website design technology permits the custom creation of websites by professional designers at low cost. The savings are passed along to the business owner, resulting in perhaps the lowest net cost custom website design package offering available on the market today.

Competitors offering similar services are operating within a far more labor intensive environment and cannot compete with the registrant’s pricing strategy.

Clients receive a customized multi-page website designed for free and agree to pay just a competitive Internet hosting fee and a nominal set-up charge. Small businesses find the deal irresistible, recognizing that they’ve found a true low-cost alternative to the traditionally cost-prohibitive barriers to developing and hosting a website. The registrant prominently displays a “Lowest Price Guarantee” seal on its website; to date it has never been challenged.

Over and above the website design value that the registrant offers, every client’s website is also included in our online shopping portal—added exposure that no other competitor offers.

The registrant provides website design services, primarily geared to the needs and budgets of small businesses.

Closely related services provided by the registrant include:

   -   website hosting

   -   domain registration

   -   Internet search engine and directory submission

   -   Internet marketing services (e.g., webpage optimization, pay-per- click campaign development, etc.)

   -   website maintenance

   -   design-related services such as logo creation

   -   integrated shopping cart and online catalog for e-commerce websites

   -   advanced shopping cart and design options for highly customized websites

In addition to these website design and intertwined services, the registrant’s online shopping portal provides each client with additional exposure for their website and products, as well as other online e-commerce opportunities.

Key features of the registrant’s shopping portal include: free membership for consumers and vendors, no listing fees and direct consumer access to vendor’s websites. The shopping portal already has over 28,000 registered members and over 11,000 websites. The website receives ~100,000 visits and over 1,200,000 hits each month from individuals worldwide.

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

   -   International Shopping Portal: The registrant has launched a shopping portal that is international in scope, currently covering 24 countries on six continents. The website, www.copiaworld.com, features offerings from thousands of retail stores, financial institutions and more, in a convenient to use, categorized format.

At this time, the registrant creates the majority of its sales by generating small business leads using outbound automated telemarketing, and then following up by telephone. Almost all sales are completely consummated over the phone.

Concurrently, the registrant is endeavoring to develop strategic partnerships with other companies and organizations that have an interest in the same small business target market. Such partners are, in effect, volume distribution “outlets” for our website services, complementing the direct marketing efforts to upstream the growth process. The registrant delivers a product that is appealing and important to small business owners. Therefore, logical targets for strategic partnerships are large corporations that actively and competitively seek to acquire service and retain small businesses as their customers; this is the necessary synergy in the relationship. The registrant’s website service is positioned as a valuable and timely addition to the partner’s existing product or service, providing more market differentiation and a competitive edge.

Key target groups for strategic partners include: mid to large banks, merchant service providers, communications companies, computer manufacturers, appropriately focused retail chains, certain business organizations as well as the educational sector. Our website packages can be offered in tandem with and by the strategic partner to augment and facilitate their existing sales/enrollment process.

Our revenue model is based upon selling our Custom Designed Websites and collecting transaction and hosting fees. We have yet to generate substantial revenues in transaction fees because our primary marketing objective has been to first build a large gathering of web-based vendors in order to attract the consumer.

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

Members must comply with our site’s terms and conditions or their listings can be revoked and repeated offenders could be banned from the site indefinitely.

For the retailers, service businesses and individual collectors and hobbyists in the United States without a web presence through which they can sell their products or services online, we offer an affordable, easily implemented solution.

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

The following is a summary of the products and services currently offered or in development. A further discussion of each product and service follows.

Products and Services	Status	Fees	Launched
Pricester (do it yourself) Website	On Hold	$0	Jan 2004

Store	Active	$0 listing fee - 1-4% transaction fee*	Jan 2004

Barter	Active	$0 listing fee - 1-4% transaction fee*	Jan 2004

Auction	Active	$0 listing fee - 1-4% transaction fee*	Jan 2004

Wanted	Active	$0	Jan 2004

Request for Quote	On Hold	$0 listing fee - 1-4% transaction fee*	Jan 2004

Zip code search	On Hold	$0	Jan 2004

Pricester Custom Designed Websites	Active	$29.95 setup - $2,500.00	Feb 2006

Pricester Hosting	Active	$8.95-$49.95	Feb 2006

Pricester Travel	On Hold	Fees charged by World Choice Travel	—

Affiliates Program	Active	$0	Jan 2004

Pricester Tools Payment System	Active	$0	Jan 2004

Pricester Search Engine Wizard	Active	$0	Jan 2004

Pricester Community	On Hold	$0	Jan 2004

Lead Generation Program	In development	Not yet determined	Unknown

Bold Listings	Active	$.50 per item	Jan 2004

Highlight Option	Active	$1.00 per item	Jan 2004

Special Icon	Active	$.50 per item	Jan 2004

Featured Listing	Active	$1.00 per item	Jan 2004

Premiere Listing	Inactive	$5.00 per item	Jan 2004

Category Banners	Active	$50.00 per month	Jan 2004

Specialty Stores	future development	Not yet determined	Unknown

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

   -   Highlight Option. An item is shown with a special background color of consumer’s choice on the listing pages. We will charge $1.00 per auction item or $1.00 per month per listed store item.

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

An entire functioning retail site can be set up on www.pricester.com using the site’s array of menu driven, user-friendly website construction tools. We provide the new “e-tailer” with everything an e-commerce site needs to execute and process orders, including:

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

This transaction takes place as follows:

   -   Member A refers member B using in house affiliate program

   -   Member B incurs fees for Pricester.com services

   -   Member B makes payment to their account and at that moment 10% of the fee collected by us is credited to Member A’s account on Pricester.com. Once the member has $25 or more credit in their account, they can request a payment from us via check by mail.

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

PayPal collects the payments from the consumers and deposits them into the vendor’s bank account. Members are required to have a PayPal account to utilize the Pricester Nevada website e-commerce feature. When a customer exits the Pricester.com shopping cart, the total value and vendor PayPal ID is passed to PayPal for payment processing. PayPal charges the vendor payment transaction fees that are automatically deducted from the amount collect by PayPal. Once the transaction is confirmed by the vendor, a transaction fee is charged to the members account. Routine billing processes are performed on the www.Pricester.com site and the members are billed for the transaction and optional listing fees they have incurred.

The registrant now allows the integration of CardService International (merchant) payment processing in the Pricester tools payment system. We have an oral agreement with CardService International to provide these services to Pricester Stores via an API payment integration. CardService International requires a merchant approval process conducted directly between merchant and vendor. All payments are collected by merchant and the funds are disbursed to vendor minus applicable transaction and monthly fees.

PRICESTER.COM SEARCH ENGINE: An e-commerce web portal connecting consumers, retailers and wholesalers to a proprietary network. Pricester.com provides complete integration of buyer and seller, bringing the consumer/business directly to the seller’s site.

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

LEAD GENERATION PROGRAM. Currently in development, the lead generation feature or program is based on leads provided through the Pricester network. These leads are defined by the category they are listed under. The member is prompted with an option to agree on a predetermined price per lead that they will be charged when a referral has been collected and delivered to their e-mail address. The referral is considered to be lead based when a member receives an authorized discount or bonus by e-mail that was provided by the host service provider. To indicate the presence of the lead generation feature, the template will include a button, banner or other activation image on the homepage of the vendor’s site or through a search query or directory browse, which identifies the presence of a discount upon activation of the image, for example, the words “Click here to receive bonus/discount”. When a customer clicks on this image they are given the details of the bonus/discount and an online form to fill out. They can then sign up as a member of the system to receive benefit. The customer enters their contract information such as their address, phone and e-mail on the form. Once the member confirms the authenticity of this information, an email is sent to the customer with the bonus/discount details attached. An email is also sent to the vendor/member with the information about the lead and the fee charged to their account. Subsequently, the host network applies a charge to the vendor/member account equal to the amount of referral fee for the lead. While this feature was created to satisfy a need in the online service industry, it is not limited to service providers and can used for offering discounts and promotions for product related items.

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

Payroll & Taxes	$12,020
Rent	1,580
Electric	300
Telecommunications .(Phones & Servers)	2,000
Accounting services	1,500
Insurance	500
Legal	500
$18,400

We intend to give 10% of any net profits to charity. A list of charities has not yet been compiled. This donation program will commence at a yet to be determined time based on profitability.

OTHER PROGRAMS

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

We intend to track revenues by category if our revenues increase. Our revenues have been generated by approximately 270 Pricester Website sales, miscellaneous service and transaction fees of $111,518 for the year ended December 31, 2008 and by 270 Pricester Website sales, miscellaneous service and transaction fees of $179,176 for the year ended December 31, 2007. To date, no marketing funds have been expensed to bring consumers to the site.

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

Intellectual Property and Proprietary Rights

We currently utilize proprietary software to support our Internet platform and proprietary processes and procedures related to customer acquisitions. We protect our intellectual property through existing laws and regulations and by contractual restrictions. We attempt to protect our technology and trade secrets through the use of:

   -   confidentiality and non-disclosure agreements,

   -   trademarks,

   -   patents, and

   -   by other security measures.

Trademarks have been filed under Pricester.com and Pricester Store “e-commerce for all...,”
garagesalesanywhere.com. We are preparing several other variations to be trademarked.

On December 8, 2003, a provisional patent Application No: 60/527/873 under the names of Bernard Gutman and Joe Puentes, officers and directors of Pricester Nevada was filed with the United States Patent Office covering our Automated Templated Based e-commerce system including the Lead Generation Program which is in development. A provisional patent allows filing without a formal patent claim, oath or declaration or any information disclosure statement, provides the means to establish an early effective filing date and allows the term “Patent Pending” to be applied. A provisional patent allows an applicant up to a year in which to file the actual patent. We filed a US Patent Application - Serial No: 10/988,747 on November 15, 2004. No update on the status of the patent application has been made available by the US patent office as of the date of this annual report. Messrs. Gutman and Puentes have entered into a written agreement assigning Pricester.com, Inc. any and all rights of the provisional patent for no consideration.

Pricester domain names have been secured under the variations:

   -   pricester.com, ..net, .us, .ca (Canada).

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

Third Party Providers

CI Host.com, a web hosting company provides us the hardware and software to run our portal. They also provide ongoing phone support and hardware maintenance and replacement in the event of failure. We have orally renewed a 12 month lease starting as of April 8, 2005. This lease automatically renews every year. Our monthly lease is $659.00. CI Host’s Terms and Conditions of Use provide for discontinuation of services or denial of use by CI Host at any time if we were to engage in unacceptable uses or cause harm to the server or a customer.

On July 12, 2004, we entered into a written agreement with Professional Microsystems Incorporated D/B/A as Xcent for the development of our web based applications. We orally agreed that any work order we submit, based on our needs to develop and improve our current portal, is provided at the rate of $90 per man hour. Currently, we owe Xcent for ongoing work orders a balance of $4,816. We may terminate any open work order by written notice to Xcent. Xcent will be reimbursed for costs expended to date and other costs resulting from the termination. We may also terminate the agreement for default if Xcent becomes involved in bankruptcy or other legal proceedings that in our opinion interferes with the performance of services or if Xcent fails to perform under the agreement and does not cure within ten days after receipt of written notice from the registrant.

Insurance

We have in force workman’s comp and general liability insurance. We currently have directors and officers’ insurance for which we pay approximately $1,400.

Competition

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

Government Regulation

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

Several federal laws, including the following, could have an impact on our business. The Digital Millennium Copyright Act is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

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

Employees

We currently have four full-time employees. As operations increase and revenues allow, we will have to employ an undetermined number of designers and programmers in addition to obtaining additional sales persons on an independent contractor, commission only basis. We enjoy good employee relations. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement.

ITEM 1A.	RISK FACTORS.

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

Risks Related To Our Business

OUR WEAK FINANCIAL CONDITION HAS RAISED, AND WILL LIKELY CONTINUE TO RAISE, SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A “GOING CONCERN.” WE HAVE EXPERIENCED HISTORICAL LOSSES. WE MAY HAVE TO CEASE OPERATIONS IF WE DO NOT GENERATE MEANINGFUL REVENUE AND ACHIEVE PROFITABILITY AND INVESTORS MAY LOSE THEIR INVESTMENT.

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception. For the fiscal years ended December 31, 2008 and 2007, we experienced net losses of $(3,076,697) and $(1,467,212), respectively. At December 31, 2008, we had an accumulated deficit of $(7,513,897). Our operating results for future periods will include significant expenses, including product development expenses, sales and marketing costs, programming and administrative expenses, for which we may not have offsetting revenues or available capital. As a result, we may never generate meaningful revenue and/or achieve profitability in the future.

Our current working capital deficit at December 31, 2008, among other factors, resulted in our independent certified public accountants modifying their audit report on our consolidated financial statements for the fiscal years ended December 31, 2008 and 2007 to express substantial doubt as to our ability to continue as a going concern. We remain in need of substantial additional investment capital to fund our longer-term operating needs, including the servicing of our remaining debt obligations and the conducting of those marketing activities we believe necessary to achieve meaningful sales growth.

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

          OUR CONTINUED SALE OF EQUITY SECURITIES WILL DILUTE EXISTING SHAREHOLDERS AND MAY DECREASE THE MARKET PRICE FOR OUR COMMON STOCK.

Given our limited revenues and prospect for revenues for the 2008 fiscal year, we will require additional financing which will require the issuance of additional equity securities. We expect to continue our efforts to acquire further financing in the future to fund additional marketing efforts, product development expenses, programming and administrative expenses, which will result in future dilution to existing outstanding shareholders.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. We have not yet adopted these corporate governance measures and, since our securities are not yet listed on a national securities exchange or NASDAQ, we are not required to do so. However, to the extent we seek to have our common stock listed on a national securities exchange or NASDAQ, such requirements will require us to make changes to our current corporate governance practices, which changes may be costly and time consuming. Furthermore, the absence of such practices with respect to our Company may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters. As an example of one Sarbanes-Oxley requirement, currently none of the members of our board of directors are considered to be “independent” for purposes of Sarbanes-Oxley. We may not be able to attract a sufficient number of directors in the future to satisfy this requirement if it becomes applicable to us.

          WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2007. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-K beginning with our report for the fiscal year ended December 31, 2008.

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

We use internally developed systems to operate our service and for transaction processing, including billing and collections processing. We must continually improve these systems in order to meet the level of use. Furthermore, in the future, we may add features and functionality to our products and services using internally developed or third party licensed technologies. Our inability to:

          a) add software and hardware;

          b) develop and upgrade existing technology, transaction processing systems and network infrastructure to meet increased volume through our processing systems; or

          c) provide new features or functionality may cause system disruptions, slower response times, reductions in levels of customer service, decreased quality of the user’s experience, and delays in reporting accurate financial information. Any such failure could result in a loss of business and worsen our financial condition and may correspondingly decrease the market price of our common stock.

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

There has only been a limited public market for our common stock and an active trading market in our common stock may not be maintained. The OTCBB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ, and quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may decrease the market price of our common stock.

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

          PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF THE COMPANY’S SECURITIES, WHICH MAY CAUSE YOU TO LOSE SOME OR ALL OF YOUR INVESTMENT.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market.

The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities and the price at which such purchasers can sell any such securities.

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

   -   “Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES.

We lease an office facility from 234 Hollywood, LLC pursuant to a lease that began September 1, 2007. The office facility is located at 5555 Hollywood Blvd. Suite # 303 Hollywood, FL 33021. The facility consists of 1,000 square feet for the minimum lease payments of $1,580 per month and terminates in August 31, 2008. In August 2008, we entered into an extension agreement which expires in August 2009. We believe that this facility is sufficient for our current needs. The office lease agreement has certain escalation clauses and renewal options. If we exercise the option to renew, the base rent shall increase by 3% per each lease year.

ITEM 3.	LEGAL PROCEEDINGS.

The registrant is not involved in any legal proceedings at this date.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last quarter of the fiscal year ended December 31, 2008, the shareholders approved a name change of the registrant to Genesis Electronics Group, Inc. An amendment regarding the name change was filed with the state of Nevada on February 24, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Item 5(a)

a) Market Information. The registrant began trading publicly on the NASD Over the Counter Bulletin Board in June 2006 under the symbol “PRCC”. The registrant is currently preparing the necessary paperwork to obtain the required symbol change due to the name change.

The following table sets forth the range of high and low bid quotations for the registrant’s common stock as reported on the NASD Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
3/31/07	$0.32	$0.28
6/30/07	$0.19	$0.18
9/30/07	$0.042	$0.042
12/31/07	$0.04	$0.035
3/31/08	$0.32	$0.28
6/30/08	$0.19	$0.18
9/30/08	$0.042	$0.042
12/31/08	$0.04	$0.035
3/31/09	$.018	$0.003

b) Holders. The approximate number of record holders of the registrant is 254.

c) Dividends. Holders of the registrant’s common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant’s common stock have ever bee paid, and the registrant does not anticipate that dividends will be paid on the common stock in the foreseeable future.

d) Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

e) Performance graph. Not applicable.

f) Sale of unregistered securities. None.

    Item 5(b) Use of Proceeds. Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers. None.

ITEM 6.	SELECTED FINANCIAL DATA

          Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

On May 22, 2008, we completed a merger with Genesis Electronics, Inc., a Delaware corporation.

The merger is being accounted for as a purchase method acquisition pursuant to Statement of Financial Accounting Standards No. 141 “Business Combinations”. Accordingly, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. We are the acquirer for accounting purposes and Genesis is the acquired company.

Genesis was originally formed in Delaware on October 22, 2001 and is engaged on the development of solar and alternative energy applications for consumer devices such as mobile phones.

In November 2008, the Company obtained through a vote of majority of its shareholders the approval to change the Company’s name to Genesis Electronics Group, Inc. In February 2009, we filed an amendment to our Articles of Incorporation with the Secretary of State of Nevada. We change our name to Genesis Electronics Group, Inc.

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

GOING CONCERN

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of $7,513,897, a working capital deficit of $1,213,991, had net losses for the year ended December 31, 2008 of $3,076,697 and cash used in operations during the year ended December 31, 2008 of $(254,743). While we are attempting to increase sales, it has not been significant enough to support the registrant’s daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Critical accounting policies for the registrant include the useful life of property and equipment and web development costs.

Computer equipment and furniture is stated at cost less accumulated depreciation. Depreciation is computed over the assets’ estimated useful lives (five to seven years) using straight line methods of accounting. Maintenance costs are charged to expense as incurred while upgrades and enhancements that result in additional functionality are capitalized.

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

   -   Transaction fee income comprises fees charged for use of credit cards or other forms of payment in the purchase of items sold on the customers’ websites. The transaction fee income is recognized as earned when funds transfers (via credit card or other forms of payments) between the buyer and seller has been authorized.

   -   Revenues from website hosting fees are recognized when earned. Web hosting fees received in advance are reflected as deferred revenue on the accompanying balance sheet.

   -   Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognize the cost resulting from all stock-based payment transactions including shares issued in the financial statements.

Results of Operations.

Year ended December 31, 2008 compared to year ended December 31, 2007

Net sales for the year ended December 31, 2008 were $111,518 as compared to net sales of $179,176 for the year ended December 31, 2007, a decrease of $67,658 or approximately 38%. The decrease in revenues is primarily attributable to the non renewal of subscribers who had completed their annual hosting commitment during the year ended December 31, 2008. We are continuing to create customer awareness for our products. We have developed an aggressive strategy to increase revenues by restructuring our sales force, revisiting the terms of hosting and creating other attractive sales packages. Additionally, we have increased our marketing efforts and began offering website hosting services. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Total operating expenses for the year ended December 31, 2008 were $886,764, a decrease of $759,624, or approximately 46%, from total operating expenses in the year ended December 31, 2007 of $1,646,388. This decrease is primarily attributable to:

   -   an increase of $10,860, or approximately 254%, in advertising expense incurred to promote our website and products. The increase is due to the launched of our Copia World International Shopping Portal division,

   -   a decrease of $29,256, or approximately 49%, in professional fees incurred in connection with our SEC filings. This decrease is primarily related to decrease in audit fees,

   -   a decrease of $443,493, or approximately 63%, in consulting fees in connection with the issuance of our common stock for services rendered and amortization of prepaid expense in connection with deferred compensation in 2007. This decrease is primarily attributable to the decrease in fair values of our common stock during the year ended December 31, 2008 as compared to the same period in fiscal 2007,

   -   a decrease of $266,769, or 38%, in compensation expense to $434,295 for the year ended December 31, 2008 as compared to $701,064 for the year ended December 31, 2007. Compensation expense which includes salaries and stock based compensations to our employees. During the year ended December 31, 2008, the registrant issued in aggregate 3,000,000 shares of common stock to our CEO and an officer in connection with their employment agreements dated January 14, 2008. In addition, the registrant issued in aggregate 33,000,000 shares of common stock to our CEO and an officer for services rendered. This decrease is primarily attributable to the decrease in fair values of our common stock during the year ended December 31, 2008 as compared to the same period in fiscal 2007. Additionally, we have four full time employees during the year ended December 31, 2008 as compared to eleven full time employees during the year ended December 31, 2007,

   -   a decrease of $30,966, or approximately 17%, in other selling, general and administrative expenses as a result of decrease in general expenses and office expenses attributable to decreased spending due to limited financial resources.

We reported a loss from operations of $(775,246) for year ended December 31, 2008 as compared to a loss from operations of $(1,467,212) for the year ended December 31, 2007.

Total other expense for the year ended December 31, 2008 were $2,301,451, an increase of $2,301,451, from total other expense for year ended December 31, 2007 of $0. This increase is primarily attributable to:

-

an increase of $1,717,602 in impairment expense as a result of our acquisition of Genesis which resulted to a recognition of goodwill. We deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date.

-

an increase of $1,053,058 in interest expense as a result of the assumption of certain convertible debt in connection with a settlement agreement entered into on May 23, 2008. We also recognized a gain on settlement of debt of $469,284 to a former officer of Genesis in connection with this settlement agreement.

We reported a net loss of $(3,706,697) or (0.05) per share for the year ended December 31, 2008 as compared to a net loss of $(1,467,212) or $(0.05) per share for the year ended December 31, 2007.

Liquidity and Capital Resources.

During the year ended December 31, 2008, we received net proceeds of $340,812 and subscription receivable of $25,150 from the sale of our common stock. These funds were used for working capital purposes.

Net cash used in operating activities for the year ended December 31, 2008 amounted to $254,743 and was primarily attributable to our net losses of $3,076,697 offset by stock based compensation of $341,214, amortization of prepaid expense in connection with deferred compensation of $187,585, depreciation of $2,524, impairment expense of $1,717,602, interest expense of $1,049,717 in connection with the settlement agreement and add back of gain on settlement of debt of $469,284 and changes in assets and liabilities of $7,404. Net cash flows used in operating activities for the year ended December 31, 2007 amounted to $199,217 and was primarily attributable to our net losses of $1,467,212 offset by donation of officer’s compensation of $15,000,stock based compensation of $430,581, amortization of deferred compensation of $799,782, depreciation of $3,128, and changes in assets and liabilities of $19,504.

Net cash flows provided by financing activities was $256,212 for the year ended December 31, 2008 as compared to net cash provided by financing activities of $172,239 for the year ended December 31, 2007, an increase of $83,973. For the year ended December 31, 2008, we received proceeds from the sale of common stock of $340,812, proceeds from related parties of $8,000 and offset by payments on related party advances of $92,600. For the year ended December 31, 2007, we received proceeds from the sale of common stock of $111,339, proceeds from related parties of $38,000 and proceeds from loans payable of $65,000 offset by repayment of loans payable of $7,000 and payments on related party advances of $35,100.

We reported a net increase in cash for the year ended December 31, 2008 of $1,469 as compared to a net decrease in cash of $26,978 for the year ended December 31, 2007. At December 31, 2008, we had cash on hand of $2,319.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position, “FSP FAS 157-2—Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its financial statements when adopted.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The registrant has not determined the impact on its financial statements of this accounting standard.

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The registrant does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows. In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the registrant’s financial position, statements of operations, or cash flows at this time.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have a material effect on our financial position and results of operations if adopted.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. This FSP amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The registrant does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is being submitted as a separate section of this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 18, 2008, Baum & Company, P.A., its independent public accountant resigned due to a material deficiency in the registrant’s internal control and lack of corporate governance.

Baum & Company, P.A. reports on the registrant’s financial statements for either of the past two years, December 31, 2007 and 2006, did not contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the registrant’s two most recent fiscal years, December 31, 2007 and 2006, and the subsequent period through the date of resignation, January 1, 2008 through August 18, 2008, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement(s), if not resolved to the satisfaction of Baum & Company, P.A., would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report as described in Item 304 (a)(1)(iv) of Regulation S-B.

Subsequent to the registrant’s quarter ended June 30, 2008, the auditor advised the registrant that he believed there was a material deficiency in internal controls and a lack of corporate governance regarding the registrant’s acquisition of Genesis. Despite several requests, the auditor did not receive the necessary documents and financial records to audit the financial records of Genesis, prepare the required overdue 8K proforma financials of the acquisition and to perform the review of the Form 10Q and related financial statements. The auditor did not feel comfortable with management and their lack of due diligence in their recent acquisition and other matters. The board of directors discussed the subject matter of the disagreement with the former accountant and the registrant has authorized the former accountant to respond fully to the inquiries of the successor accountant concerning the subject matter of such disagreements.

On August 18, 2008, the board of directors of the registrant engaged the accounting firm of Kramer, Weisman & Associates as principal accountants of the registrant for the fiscal year ended December 31, 2008. The registrant did not consult with Kramer, Weisman & Associates during the most recent two fiscal years and the subsequent interim period preceding the engagement of Kramer, Weisman & Associates on August 18, 2008 regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the registrant’s financial statements. Neither written nor oral advice was provided that was an important factor considered by Kramer, Weisman & Associates in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event identified in response to paragraph (a) (1)(iv) of Item 304 of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

Subsequent to the registrant’s quarter ended June 30, 2008, the auditor advised the registrant that he believed there was a material deficiency in internal controls and a lack of corporate governance regarding the registrant’s acquisition of Genesis. Despite several requests, the auditor did not receive the necessary documents and financial records to audit the financial records of Genesis, and to perform the review of the Form 10Q and related financial statements. The auditor did not feel comfortable with management and their lack of due diligence in their recent acquisition and other matters. The board of directors discussed the subject matter of the disagreement with the former accountant and the registrant has authorized the former accountant to respond fully to the inquiries of the successor accountant concerning the subject matter of such disagreements.

Management has implemented additional internal controls to ensure that similar situations do not occur in the future.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, and concluded that it is not effective due to the reasons discussed above.

This annual report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2008. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.	OTHER INFORMATION. None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The Executive Officers and Directors are:

Name	Age	Position
Edward C. Dillon	72	CEO, Director

Nelson Stark	52	CFO, Director

Raymond Purdon	40	Chairman of the Board
Lee Taylor	59	Director

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

NELSON STARK. Mr. Stark has been chief financial officer from April 6, 2006 to present. Mr. Stark has been vice president of marketing and operations of Pricester Nevada since June 4, 2004. Mr. Stark served as vice president of marketing and operations of Pricester Florida from September 2003 until the merger with Pricester Nevada. He has a Doctorate in International Business from Nova Southeastern University in Ft. Lauderdale, Florida. He received his Degree in May 1997. His areas of specialization are strategic and international marketing. He started his career with the Australian Trade Commission in Miami as their Marketing Manager in September of 1987 until November 1988. He then became the Marketing Manager for M. & J. Import-Export International in New York from January 1989 until October 1997. He was appointed Center Director for Embry-Riddle Aeronautical University’s Ft. Lauderdale Campus from November 1997 to October 1999. He was then appointed Vice President of Marketing for Softrain U.S.A. from January 2000 until June of 2003.

RAYMOND PURDON Mr. Purdon has over 17 years of experience in the securities industry, including trading, investment banking, retail and institutional sales. He is the founder and has been the principal of Grandview Capital Partners since its launch in October 2006 and is responsible for the firm’s proprietary trading, due diligence and investments. Ray oversees Pricester’s merger and acquisition committee. From July 2003 - October 2006, Mr. Purdon was a senior vice president and branch manager of GunnAllen Financial. Mr. Purdon graduated in 1991 from Seton Hall University with a Bachelor of Arts degree.

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

HOWARD NEU. Has been a practicing attorney for 35 years specializing in Domain Defense Litigation, commercial litigation, and appeals. He is also a Certified Public Accountant, has taught Taxation of Deferred Compensation at the University of Miami School of Law as well as courses in accounting and business law for the Miami Education Consortium. He has also lectured for the Florida Bar Continuing Legal Education program. He received his B.B.A. degree from the University of Miami after attending the University of Florida for 3 years, and his JurisDoctor degree from the University of Miami Law School. He was elected to 3 terms as Mayor of the City of North Miami, Florida, has served as Municipal Judge, Councilman, and has been elected President of the North Dade Bar Association, The Greater North Miami Chamber of Commerce, the Dade County League of Cities and various other State and National organizations. In his career, he has done considerable SEC work, successful Business Plans and Private Placement Memoranda. He is married and has 3 beautiful daughters, four grandchildren and a 17 year old stepson. He presently represents Domain King/Webfather Rick Schwartz, Iwindomains Win and Mahoney, damir Kruzicevik, Shepherd Sal Sarid and a number of domain developers. He has also previously represented John Zuccarini.

Section 16(a) Beneficial Ownership Reporting Compliance

To the registrant’s knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2008.

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

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for

o	our principal executive officer or other individual serving in a similar capacity,

o

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2008 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934.

o	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2008.

          For definitional purposes in this annual report these individuals are sometimes referred to as the “named executive officers.” The value attributable to any option awards is computed in accordance with FAS 123R.

	SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION (A)	YEAR (B)	SALARY ($) (C)	BONUS ($) (D)	STOCK AWARDS ($) (E)	OPTION AWARDS ($) (F)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (G)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($) (H)	ALL OTHER COMPENSATION ($) (I)	TOTAL ($) (J)

Edward C Dillon(1) Chief Executive Officer
	2008	0	$ —	$137,600	$ —	$ —	$ —	$ —	$137,600
	2007	$13,050	$ —	$388,850	$ —	$ —	$ —	$ —	$401,900

Nelson Stark (2) Chief Financial Officer
	2008	$7,500	$ —	$200	$ —	$ —	$ —	$ —	$7,700
	2007	$5,800	$ —	$2,000	$ —	$ —	$ —	$ —	$7,800

(1) Mr. Dillon has served as our president and CEO since April 2006. Mr. Dillon’s fiscal 2008 in addition to his salary, his compensation included stock awards of 18,500,000 shares of our common stock which were valued at $137,600. Mr. Dillon’s fiscal 2007 in addition to his salary, his compensation included stock awards of 1,500,000 shares of our common stock which were valued at $388,850.

(2) Mr. Stark has served as our CFO since April 2006. In addition to his salary, Mr. Stark’s fiscal 2008 compensation included stock awards of 100,000 shares of our common stock which were valued at $200. In addition to his salary, Mr. Stark’s fiscal 2007 compensation included stock awards of 50,000 shares of our common stock which were valued at $2,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding stock options to the registrant’s sole executive officer:

Option Awards

Outstanding Equity Awards at December 31, 2008

(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options in (#)	Option Exercise Price ($)	Option Expiration Date ($)

Edward C. Dillon Exec. Vice Pres.	1,000,000	—	—	$.40	One year after the effective date of the registration

Option Awards (Continued)

Outstanding Equity Awards at December 31, 2008

	(g)	(h)	(i)	(j)
Name	Number Number of Shares or Units of Stock that have not vested (#)	Market Value of Shares or Units of Shares or Units of Stock that have not vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not vested ($)

Edward C. Dillon Exec. Vice Pres.	—	—	—	—

Employment Contracts and Termination of Employment and Change-in Control Arrangements. The registrant entered into an employment agreement on January 14, 2008 with Edward C. Dillon, its chief executive officer which expires in January 2013. The employment agreement calls for an issuance of 500,000 free trading shares of our common stock. Additionally, based on this agreement, the registrant shall issue 1,000,000 restricted shares of common stock during each fiscal year of the term of this agreement.

The registrant entered into an employment agreement on January 14, 2008 with Raymond Purdon, an officer of the registrant which expires in January 2013. The employment agreement calls for an issuance of 500,000 free trading shares of the registrant’s common stock. Additionally, based on this agreement, the registrant shall issue 1,000,000 restricted shares of common stock during each fiscal year of the term of this agreement.

Directors’ compensation. We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There are currently 123,292,739 (common shares outstanding. The following tabulates holdings of common shares and other securities of the registrant by each person who, subject to the above, at April 1, 2009, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of the registrant individually and as a group.

Directors and Officers

Name and Address	Number & Class of Shares	Percentage of Outstanding Common Shares
Edward C. Dillon(1) 3850 Washington St. Apt. 910 Hollywood, FL 33021	19,668,000	16.42%

Raymond Purdon 25 Fox Hill Drive Little Silver, NJ 07739	17,000,000	14.20%

Lee Taylor 10919 SW 135th Court Circle Miami, FL 33186	278,500	0.23%

Nelson Stark(2) 5130 SW 40th Avenue, Apt. 3B Fort Lauderdale, FL 33314	416,000	0.35%

Howard Neu 1152 N. University Drive #201 Pembroke Pines, FL 33024	2,446,000	2.04%

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

All of the directors would be deemed to be promoters of the registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Edward Dillon, Chief Executive officer of Genesis Technology Group, Inc. and Raymond Purdon, an officer of Genesis Technology Group, Inc., advanced funds to us for working capital purposes. The advances are non-interest bearing and are payable on demand. At December 31, 2008, we owed these related parties $78,385.

Director Independence

Our Board of Directors are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2008, there were no transactions with related persons other than as described in the section above entitled “Item 11. Executive Compensation.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed for the fiscal year ended December 31, 2008 and 2007 for professional services rendered by Kramer, Weisman and Associates, LLP and Baum and & Company, PA for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year, were $13,500 and $21,000, respectively.

Audit related fees. The aggregate fees billed for the fiscal year ended December 31, 2008 and 2007 for assurance and related services by Kramer, Weisman and Associates, LLP and Baum & Company, PA that are reasonably related to the performance of the audit or review of the registrant’s financial statements for the fiscal year were $0 and $0.

Tax Fees. The aggregate tax fees and expenses by Kramer, Weisman and Associates, LLP and Baum & Company, PA for the 2008 and 2007 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning were $925 and $925, respectively.

All Other Fees. We did not incur any other fees from Kramer, Weisman and Associates, LLP and Baum & Company, PA for the 2008 and 2007 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence. All of the services described above for fiscal year 2008 and 2007 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Kramer, Weisman and Associates, LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
32.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS ELECTRONICS GROUP, INC.

By: /s/ Edward C. Dillon
April 14, 2009	Edward C. Dillon
Chief Executive Officer

By: /s/ Nelson Stark
April 14, 2009	Nelson Stark
Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/Edward C. Dillon	CEO/Director	4/14/2009
Edward C. Dillon

/s/Nelson Stark	CFO/Director Controller	4/14/2009
Nelson Stark

/s/Raymond Purdon	Director	4/14/2009
Raymond Purdon

/s/Lee Taylor	Director	4/14/2009
Lee Taylor

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firms	F-2 to F-3

Consolidated Financial Statements:

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Changes in Stockholders’ Deficit	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Electronics Group, Inc.
Hollywood, Florida

We have audited the accompanying consolidated balance sheet of Genesis Electronics Group, Inc. and Subsidiary as of December 31, 2008, and the related consolidated statement of operations, changes in stockholders’ deficit and cash flow for the year ended December 31, 2008. This consolidated financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the financial position of Genesis Electronics Group, Inc. and Subsidiary as of December 31, 2008, and the result of their operations and their cash flow for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has an accumulated deficit of $7,513,897 and has net losses and cash used in operations of $3,076,697 and $254,743, respectively, for the year ended December 31, 2008. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 8. The consolidated financial statement does not include any adjustments that might result from the outcome of this uncertainty.

s/ Kramer, Weisman and Associates, LLP
Certified Public Accountants

Davie, Florida
April 1, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Electronics Group, Inc.
Hollywood, Florida

We have audited the accompanying consolidated balance sheet of Genesis Electronics Group, Inc. and Subsidiary as of December 31, 2007, and the related consolidated statement of operations, changes in stockholders’ deficit and cash flow for the year ended December 31, 2007. This consolidated financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the financial position of Genesis Electronics Group, Inc. and Subsidiary as of December 31, 2007, and the result of their operations and their cash flow for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has an accumulated deficit of $4,437,200 and has net losses and cash used in operations of $1,467,212 and $199,217, respectively, for the year ended December 31, 2007. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 7. The consolidated financial statement does not include any adjustments that might result from the outcome of this uncertainty.

s/ Baum & Company, PA
Certified Public Accountants

Fort Lauderdale, Florida
March 31, 2008

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Audited

	Year ended
	December 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS:
Cash	$2,319	$850
Prepaid expense and other current asset	3,160	144,280

Total current assets	5,479	145,130

PROPERTY AND EQUIPMENT, net	1,371	3,895
Total assets	$6,850	$149,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$152,837	$73,421
Convertible debt	931,919	131,500
Note payable	15,647	—
Loans payable	40,000	—
Due to related parties	78,385	63,285
Deferred revenue	682	1,692

Total current liabilities	1,219,470	269,898

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 300,000,000 authorized, 106,602,989 and 28,948,873 issued and outstanding, at December 31, 2008 and December 31, 2007, respectively	106,603	28,949
Additional paid-in capital	6,219,824	4,287,378
Accumulated deficit	(7,513,897)	(4,437,200)
Subscription receivable	(25,150)	—

Total stockholders’ deficit	(1,212,620)	(120,873)

Total liabilities and stockholders’ deficit	$6,850	$149,025

See notes to audited consolidated financial statements.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Audited

	For the Year Ended December 31,
	2008	2007

Net Sales	$111,518	$179,176

Operating expenses:
Advertising	15,134	4,274
Professional fees	30,925	60,181
Consulting fees	255,389	698,882
Compensation	434,295	701,064
Other selling, general and administrative	151,021	181,987

Total operating expenses	886,764	1,646,388

Loss from operations	(775,246)	(1,467,212)

Other income (expenses):
Other expense	(75)	—
Gain on settlement of debt	469,284	—
Impairment expense	(1,717,602)	—
Interest expense	(1,053,058)	—

Total other income (expenses)	(2,301,451)	—

Loss before provision for income taxes	(3,076,697)	(1,467,212)

Provision for income taxes	—	—

Net loss	$(3,076,697)	$(1,467,212)

Net loss per common share - basic and diluted	$(0.05)	$(0.05)

Weighted average number of shares outstanding - basic and diluted	56,810,124	26,937,130

See notes to audited consolidated financial statements.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock, $.001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Subscription Receivable	Total Stockholders’ Deficit
	Number of Shares	Amount
Balance, December 31, 2006	24,481,617	$24,482	$3,123,523	$(2,969,988)	$(1,000)	$—	$177,017

Sale of common stock	1,057,856	1,058	95,281	—		—	96,339

Sale of treasury stock for cash and services	—	—	29,000	—	1,000		30,000

Common stock issued for services	3,409,400	3,409	869,672	—	—	—	873,081

Grant of stock options for services	—	—	154,902	—	—	—	154,902

Donation of officer’s compensation	—	—	15,000	—	—	—	15,000

Net loss for the year ended December 31, 2007	—	—	—	(1,467,212)	—	—	(1,467,212)

Balance, December 31, 2007	28,948,873	28,949	4,287,378	(4,437,200)	—	—	(120,873)

Sale of common stock	25,361,916	25,362	340,600	—	—	(25,150)	340,812

Common stock issued for services	37,600,000	37,600	295,950	—	—	—	333,550

Cancellation of common stock issued previously for services	(3,100,000)	(3,100)	(7,130)	—	—	—	(10,230)

Common stock issued as a replacement for issuance of stock options in connection with a consulting agreement	1,000,000	1,000	(55,902)	—	—	—	(54,902)

Common stock issued for prepaid services	3,600,000	3,600	97,767	—	—	—	101,367

Common stock issued for settlement of related party loans	66,000	66	31,734	—	—	—	31,800

Common stock issued for convertible debt	11,218,830	11,218	106,580	—	—	—	117,798

Common stock issued in connection with the merger agreement	1,907,370	1,908	55,236	—	—		57,144

Beneficial conversion on convertible debt	—	—	1,049,717	—	—	—	1,049,717

Stock warrants issued for services	—	—	17,894	—	—	—	17,894

Net loss for the period	—	—	—	(3,076,697)	—	—	(3,076,697)

Balance, December 31, 2008	106,602,989	$106,603	$6,219,824	$(7,513,897)	$—	$(25,150)	$(1,212,620)

See notes to audited consolidated financial statements.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Audited

	For the Year Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(3,076,697)	$(1,467,212)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,524	3,128
Common stock issued for services	323,320	430,581
Stock warrants issued for services	17,894	—
Amortization of prepaid expense in connection with deferred compensation	187,585	799,782
Donation of former officer’s compensation	—	15,000
Gain on settlement of debt	(469,284)	—
Interest expense in connection with the settlement agreement	1,049,717	—
Impairment of goodwill	1,717,602	—
Changes in assets and liabilities:
Prepaid expenses and other	—	(160)
Deposits	—	1,302
Accounts payable and accrued expenses	(6,394)	24,626
Deferred revenues	(1,010)	(6,264)

Total adjustments	2,821,954	1,267,995

Net cash used in operating activities	(254,743)	(199,217)

Cash flows from financing activities:
Proceeds from sale of common stock	340,812	111,339
Proceeds from loans payable	—	65,000
Repayment of loans payable	—	(7,000)
Proceeds from related parties	8,000	38,000
Payments on related party advances	(92,600)	(35,100)

Net cash provided by financing activities	256,212	172,239

Net increase (decrease) in cash	1,469	(26,978)

Cash - beginning of the year	850	27,828

Cash - end of the year	$2,319	$850

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$101,367	$141,120
Common stock issued for settlement of loans	$149,598	$612,402

See notes to audited consolidated financial statements.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated statements include the accounts of Genesis Electronics Group, Inc. formerly Pricester.com, Inc. and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Organization

Genesis Electronics Group, Inc. formerly Pricester.com, Inc. was incorporated under the name Pricester, Inc. on April 19, 2001 in the State of Florida. Pursuant to Articles of Amendment filed on February 24, 2009, the name of the registrant was changed to Genesis Electronics Group, Inc.

On February 11, 2005, Pricester.Com (the “Company”) merged into Pricester.com, Inc, (“BA22”) a public non-reporting company (that was initially incorporated in Nevada in March 1998 as Business Advantage #22, Inc). BA22 acquired 100% of the Company’s outstanding common stock by issuing one share of its common stock for each share of the Company’s then outstanding common stock of 21,262,250 shares. The acquisition was treated as a recapitalization for accounting purposes.

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

On May 22, 2008, the Company completed a merger with Genesis Electronics, Inc., a Delaware corporation (“Genesis”) which is described below.

The merger is being accounted for as a purchase method acquisition pursuant to Statement of Financial Accounting Standards No. 141 “Business Combinations”. Accordingly, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. The Company is the acquirer for accounting purposes and Genesis is the acquired company.

Genesis was originally formed in Delaware on October 22, 2001 and is engaged on the development of solar and alternative energy applications for consumer devices such as mobile phones.

In November 2008, the Company obtained through a vote of majority of its shareholders the approval to change the Company’s name to Genesis Electronics Group, Inc. In February 2009, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of Nevada. The Company changed its name to Genesis Electronics Group, Inc.

Merger with Options

On May 22, 2008, the Company entered into an Agreement of Merger and Plan of Share Exchange (the “Merger Agreement”) by and among the Company, Genesis Electronics, Inc. (“Genesis”) and the Genesis Stockholders. Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), on May 22, 2008 the Company merged with Genesis and became a wholly-owned subsidiary of the Company.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The merger consideration included the issuance of 1,907,370 shares of the Company’s stock valued at $0.03 per share (applying EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”).The total purchase price was common stock valued at $57,144. The Company accounted for the merger utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. The Company is the acquirer for accounting purposes and Genesis is the acquired company. Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the Subsidiary, Genesis Electronics, Inc. The net purchase price, including acquisition costs paid by the Company, was allocated to the liabilities assumed on the records of the Company as follows:

Goodwill	1,717,602

Liabilities assumed	(1,660,458)

Net purchase price	$57,144

Since the Company has minimal revenues, has incurred losses and cash used in operations, the Company deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date. Accordingly, for the year ended December 31, 2008, the Company recorded an impairment of goodwill of $1,717,602 on the accompanying statement of operations.

Unaudited pro forma results of operations data as if the Company and Options had occurred as of January 1, 2007, are as follows:

	The Company and Genesis For the Year ended December 31, 2008	The Company and Genesis For the Year ended December 31, 2007
Pro forma revenues	$111,518	$179,176
Pro forma loss from operations	(917,827)	(1,818,685)
Pro forma net loss	(3,245,084)	(1,895,325)
Pro forma loss per share	$(0.06)	$(0.07)
Pro forma diluted loss per share	$(0.06)	$(0.07)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2007 and is not intended to be a projection of future results.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2008 and 2007 include the valuation of stock-based compensation, and the useful life of property, equipment, website development and valuation of beneficial conversion feature in connection with convertible debt.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts reported in the consolidated balance sheet for cash, accounts payable, accrued expenses, loans payable, notes payable, due to related parties and deferred revenue approximate their fair market value based on the short-term maturity of these instruments.

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

Website Development

Costs that the Company has incurred in connection with developing the Company’s websites are capitalized and amortized using the straight-line method over expected useful lives of three years.

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. On May 22, 2008, the Company entered into an Agreement of Merger and Plan of Share Exchange (the “Merger Agreement”) by and among the Company, Genesis Electronics, Inc. (“Genesis”) and the Genesis Stockholders. Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), on May 22, 2008 the Company merged with Genesis and became a wholly-owned subsidiary of the Company. The Company accounted for the merger utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”. The purchase price was allocated to the liabilities assumed based on their fair values. Since we have minimal revenues, have incurred losses and used cash in operations, the Company deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date. Accordingly, for the year ended December 31, 2008, the Company recorded an impairment of goodwill of $1,717,602 on the accompanying statement of operations.

Non-employee Stock-Based Compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). For the year ended December 31, 2008, the Company did not grant any stock options to employees.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of December 31, 2008, there were options and warrants to purchase 2,525,000 shares of common stock which could potentially dilute future earnings per share.

Income Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Research and Development

Research and development costs, if any, are expensed as incurred.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The Company has three primary revenue sources: website design, transaction fees, and hosting fees.

o	Website design revenue is recognized as earned when the website is complete, control is transferred and the customer has accepted its website, usually within seven days of the order.

o

Transaction fee income comprises fees charged for use of credit cards or other forms of payment in the purchase of items sold on the customers’ websites. The transaction fee income is recognized as earned when funds transfers (via credit card or other forms of payments) between the buyer and seller has been authorized.

o	Revenues from website hosting fees are recognized when earned. Web hosting fees received in advance are reflected as deferred revenue on the accompanying balance sheet.

Recent accounting pronouncements

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position, “FSP FAS 157-2—Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its financial statements when adopted.

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

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have a material effect on our financial position and results of operations if adopted.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. This FSP amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2008, property and equipment consist of the following:

	Useful Life (Years)
Computer equipment and software	5	$12,542
Office furniture and fixtures and equipment	7	4,328
		16,870
Less accumulated depreciation		(15,499)
		$1,371

For the years ended December 31, 2008 and 2007, depreciation expense amounted to $2,524 and $3,128, respectively.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 3 – LOANS PAYABLE

The former chief technical officer advanced funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At December 31, 2007, the Company owed $131,500 as reflected in the accompanying balance sheet. In January 2008, the related party affiliates of the Company assumed the total debt from the former chief technical officer of the Company in exchange for shares of stocks owned by such related party affiliate. At December 31, 2008, the Company owed $0 to the former chief technical officer.

On May 22, 2008, in connection with the Merger, the Company assumed loans payable from certain third parties. These loans bear 8% interest per annum and are payable on demand. As of December 31, 2008, loans payable and related accrued interest amounted to $40,000 and $8,371, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

The former chief technical officer donated compensation amounting to approximately $15,000 during the year ended December 31, 2007. The donation is recorded as additional paid-in capital and a corresponding increase to operating expenses.

Certain officers of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At December 31, 2008 and 2007, the Company owed these related parties $78,385 and $63,285, respectively.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” “SFAS 109”. SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $4.4 million at December 31, 2008 expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50 percent change in ownership).

Temporary differences, which give rise to a net deferred tax asset, are as follows:

	2008		2007
Computed “expected” benefit	$(1,046,077)	(34%)	$(493,890)	(34%)
State tax benefit, net of federal effect	(123,068)	(4%)	(58,105)	(4%)
Other permanent differences	1,058,381	34%	—	0%
Increase in valuation allowance	110,764	4%	551,995	38%
	$—	—	$—	—

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

2008

Deferred tax assets:
Net operating loss carryforward	$1,662,201

Less: Valuation allowance	(1,662,201)
—

The valuation allowance at December 31, 2008 was $1,662,201. The increase during fiscal 2008 was $110,764.

NOTE 6 – NOTE PAYABLE

On May 22, 2008, in connection with the Merger, the Company assumed a note payable from a third party. These loans bear 8% interest per annum and is payable on demand. As of December 31, 2008, note payable and related accrued interest amounted to $15,647 and $6,228, respectively.

NOTE 7 – CONVERTIBLE DEBT

On May 22, 2008, in connection with the Merger, the Company assumed certain debts from a third party, Corporate Debt Solutions (“Corporate Debt”) amounting to $1,049,717. Corporate Debt assumed a total of $1,049,717 of promissory notes issued by two former officers of Genesis and a certain third party. These promissory notes were issued to the Company’s subsidiary, Genesis. Immediately following the closing of the Merger, on May 23, 2008, the Company entered into a settlement agreement with Corporate Debt Solutions (“Corporate Debt”). Pursuant to the settlement agreement, the Company shall issue shares of common stock and deliver to Corporate Debt, to satisfy the principal and interest due and owing through the issuance of freely trading securities of up to 100,000,000 shares. The parties have agreed that Corporate Debt shall have no ownership rights to the Settlement Shares not yet issued until it has affirmed to the Company that it releases the Company for the proportionate amount of claims represented by each issuance. The said requested number of shares of common stock is not to exceed 4.99% of the outstanding stock of the Company at any one time. In connection with this settlement agreement, the Company recorded and deemed such debt as a convertible liability with a fixed conversion price of $0.01. Accordingly, the Company recognized a total debt discount of $1,049,717 due to a beneficial conversion feature and such debt discount was immediately amortized to interest expense during the year ended December 31, 2008.

The Company had an outstanding balance of approximately $1,399,490 to two former officers of Genesis which had been included in current liabilities prior to this settlement. Pursuant to this settlement agreement, the Company settled for $930,206 (included in the $1,049,717 discussed above) and the Company was released from further claim. The Company has recognized a gain from debt settlement of $469,284 during the year ended December 31, 2008.

In June 2008, the Company issued 2,223,456 shares in connection with the conversion of this convertible debt. The fair value of such shares issued amounted to approximately $23,346.

Between July 2008 and August 2008, the Company issued 8,995,374 shares in connection with the conversion of this convertible debt. The fair value of such shares issued amounted to approximately $94,452.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 8 - GOING CONCERN

The accompanying financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of approximately $7.5 million at December 31, 2008, had net losses and negative cash flows from operations for the year ended December 31, 2008 of $3,076,697 and $254,743, respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company’s daily operations. During the year ended December 31, 2008, the Company sold 25,361,916 common shares for net proceeds of $340,812.

Management is attempting to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 9 - STOCKHOLDERS’ DEFICIT

Common Stock

During fiscal 2007, the Company received net proceeds of $111,339 from the sale of 1,057,856 shares of the Company’s common stock and 1,000,000 shares of treasury stock. In connection with the sale of the 1,000,000 shares of treasury stock, the Company received gross proceeds of $15,000 and recognized stock based consulting expense of $15,000 during the year ended December 31, 2007.

On February 20, 2007, the Company issued 180,000 shares of common stock for services rendered to a director of the Company. The Company valued these common shares at the fair market value on the date of grant at $.55 per share or $99,000. In connection with issuance of these shares, the Company recorded stock-based compensation expense of $99,000 during the year ended December 31, 2007.

On April 1, 2007, in connection with a twelve month consulting agreement, the Company issued 400,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.34 per share or $136,000. In connection with the issuance of these shares during the year ended December 31, 2007 and December 31, 2008, the Company recorded stock-based consulting expense of $102,000 and $34,000, respectively.

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

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

On April 24, 2007, the Company agreed to issue 500,000 shares of common stock to the Company’s CEO for services to be rendered in the future. The Company valued these common shares at the fair market value on the date of grant at $.26 per share or $130,000. In connection with these shares, the Company recorded stock- based compensation during the year ended December 31, 2007 of $130,000.

On April 24, 2007, the Company issued 1,000,000 shares of common stock to the Company’s CEO for past services rendered. The Company valued these common shares at the fair market value on the date of grant at $.26 per share or $258,850. In connection with the issuance of these shares, the Company recorded salaries for the Chief Executive Officer of $258,850.

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

On June 28, 2007, in connection with a twelve month consulting agreement, the Company issued 350,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.19 per share or $66,500. In connection with the issuance of these shares during the year ended December 31, 2007 and December 31, 2008, the Company recorded stock-based consulting expense of $33,614 and $32,886, respectively.

In August 2007, the Company issued in aggregate 105,000 shares of common stock to two employees of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.09 per share or $9,450 and has been recorded as stock-based compensation during the year ended December 31, 2007.

In December 2007, the Company issued in aggregate 207,500 shares of common stock to the Company’s officer, directors and certain employees of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.04 per share or $8,300 and has been recorded as stock-based compensation during the year ended December 31, 2007.

During the year ended December 31, 2008, the Company received net proceeds of $340,812 and subscription receivable of $25,150 from the sale of 25,361,916 shares of the Company’s common stock.

In January 2008, the Company issued 66,000 shares of common stock to officers of the Company in connection with a settlement of related party loans of $31,800.

In January 2008, in connection with a three month consulting agreement, the Company issued 800,000 shares of common stock for investor relations services. The Company valued these common shares at the fair market value on the date of grant at $.07 per share or $56,000. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $56,000 during the year ended December 31, 2008.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

In January 2008, the Company issued in aggregate 3,000,000 shares of common stock to the Company’s CEO and an officer of the Company in connection with employment agreements dated January 14, 2008. The Company valued these common shares at the fair market value on the date of grant at $.07 per share or $210,000 and has been recorded as stock-based compensation.

In February 2008, in connection with a twelve month consulting agreement, the Company issued 500,000 shares of common stock for corporate advisory services. The Company valued these common shares at the fair market value on the date of grant at $.18 per share or $90,000. In connection with issuance of these shares, during the year ended December 31, 2008, the Company recorded stock-based consulting expense of $90,000.

In February 2008, the Company amended a consulting agreement entered into on June 28, 2007, whereby the consultant will no longer receive the 1,000,000 options to purchase the Company’s common stock but instead shall receive 1,000,000 shares of the Company’s common stock. The Company valued these common shares at the fair market value on the date of grant at $.10 per share or $100,000. The Company has recognized stock-based consulting expense of $80,668 during fiscal 2007, in connection with this agreement. Accordingly, as a result of this amended agreement, the Company has recognized stock-based consulting expense of $19,332 and has reversed the unamortized portion of $54,902 in prepaid expense related to the valuation of the stock options during the year ended December 31, 2008.

In June 2008, in connection with a consulting agreement, the Company issued 3,100,000 shares of common stock for investor relations services. The Company valued these common shares at the fair market value on the date of grant at $.04 per share or $136,400. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $11,367 and prepaid expense of $125,033 to be amortized over the balance of the service period. In September 2008, the Company terminated this agreement and accordingly cancelled the 3,100,000 shares of common stock. In connection with the return of the 3,100,000 shares of common stock, the Company reduced stock-based compensation expense by approximately $10,230 based on the fair market value of the common stock on the date of cancellation of $0.003 per share and has reversed the unamortized portion of $125,033 in prepaid expense related to the valuation of the stock options during the year ended December 31, 2008.

In June 2008, the Company issued 2,223,456 shares in connection with the conversion of this convertible debt. The fair value of such shares issued amounted to approximately $23,346.

Between July 2008 and August 2008, the Company issued 8,995,374 shares in connection with the conversion of this convertible debt. The fair value of such shares issued amounted to approximately $94,452.

In August 2008, the Company issued 250,000 shares of common stock for corporate advisory services rendered. The Company valued these common shares at the fair market value on the date of grant at $.0065 per share or $1,625. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $1,625 during the year ended December 31, 2008.

In August 2008, the Company issued 150,000 shares of common stock for investor relation services rendered. The Company valued these common shares at the fair market value on the date of grant at $.0035 per share or $525. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $525 during the year ended December 31, 2008.

In November 2008, the Company issued in aggregate 30,000,000 shares of common stock to the Company’s CEO and an officer of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.002 per share or $60,000 and has been recorded as stock-based compensation.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

In November 2008, the Company issued in aggregate 400,000 shares of common stock to certain employees of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.002 per share or $800 and has been recorded as stock-based compensation.

Between October and November 2008, the Company issued in aggregate 3,000,000 shares of common stock to the Company’s CEO and an officer of the Company pursuant to amended employment agreements. The Company valued these common shares at the fair market value on the date of grant ranging from $0.001 to $.002 per share or $4,600 and has been recorded as stock-based compensation.

During fiscal 2008, in connection with the Merger Agreement, the Company issued 1,907,370, shares of common stock valued at $0.03 per share or $57,144. The Company valued these common shares at the fair market value on the date of grant.

Stock Options

On June 28, 2007, the Company granted one-year options to purchase 1,000,000 shares of common stock in connection with a twelve month consulting agreement for corporate advisory services at an exercise price of $.05 per share. The Company valued these options utilizing the Black-Scholes options pricing model at approximately $0.16 or $154,902. For the year ended December 31, 2007, in connection with these options, the Company recorded stock based consulting expense of $80,668 and prepaid expense of $74,234 to be amortized over the service period. The Company amended this agreement in February 2008, whereby the consultant will no longer receive the 1,000,000 options to purchase the Company’s common stock but instead shall receive 1,000,000 shares of the Company’s common stock. The Company valued these common shares at the fair market value on the date of grant at $.10 per share or $100,000. The Company has recognized stock-based consulting expense of $80,668 during fiscal 2007, in connection with this agreement. Accordingly, as a result of this amended agreement, the Company has recognized stock-based consulting expense of $19,332 and has reversed the unamortized portion of $54,902 in prepaid expense related to the valuation of the stock options during the year ended December 31, 2008.

A summary of the stock options as of December 31, 2008 and changes during the periods is presented below:

	Number of Options	Weighted Average Exercise Price
Balance at beginning of year	3,025,000	$0.28
Granted	—	—
Exercised	—	—
Cancelled	(1,000,000)	0.05
Balance at end of year	2,025,000	$0.40

Options exercisable at end of year	2,025,000	$0.40

The following table summarizes the Company’s stock option outstanding at December 31, 2008:

	Options Outstanding and Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.40	2,025,000	1 year after effective registration	0.40

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Stock Warrants

In May 2008, the Company granted a two-year warrant to purchase 500,000 shares of common stock in connection with a consulting agreement at an exercise price of $0.035 per share. The Company valued these warrants utilizing the Black-Scholes options pricing model at $0.03 per share or $17,894.

NOTE 10 - COMMITMENTS

Operating Leases

The Company leases office space under an operating lease that expires in August 2008. In August 2008, the Company has signed an extension agreement which will expire in August 2009. The office lease agreement has certain escalation clauses and renewal options. If the Company exercises the option to renew, the base rent shall increase by 3% per each lease year. Future minimum rental payments required under the operating lease are as follows:

Period Ended December 31, 2009	$19,469
Total	$19,469

Rent expense, including common area charges and sales taxes, for the years ended December 31, 2008 and 2007 was $19,373 and $34,167, respectively.

Employment Contracts

The Company entered into an employment agreement on January 14, 2008 with its chief executive officer which expires in January 2013. The employment agreement calls for an issuance of 500,000 free trading shares of the Company’s common stock. Additionally, based on this agreement, the Company shall issue 1,000,000 restricted shares of common stock during each fiscal year of the term of this agreement.

The Company entered into an employment agreement on January 14, 2008 with an officer of the Company which expires in January 2013. The employment agreement calls for an issuance of 500,000 free trading shares of the Company’s common stock. Additionally, based on this agreement, the Company shall issue 1,000,000 restricted shares of common stock during each fiscal year of the term of this agreement.

NOTE 11 – SUBSEQUENT EVENTS

Between January 2009 and March 2009, the Company received net proceeds of $36,825 and subscription receivable of $29,734 from the sale of 16,689,750 shares of the Company’s common stock.

In February 2009, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of Nevada. The company changed its name to Genesis Electronics Group, Inc.