Form 10-K/A
period 2008-12-31
Pricester.Com, Inc.
filed 2009-04-17
CIK 1302913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

Amendment No. 1 to FORM 10-K

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

On August 18, 2008, the board of directors of the registrant engaged the accounting firm of Lawrence Scharfman & Co., CPA P.A. as principal accountants of the registrant for the fiscal year ended December 31, 2008. The registrant did not consult with Lawrence Scharfman & Co., CPA P.A. during the most recent two fiscal years and the subsequent interim period preceding the engagement of Lawrence Scharfman & Co., CPA P.A. on August 18, 2008 regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the registrant’s financial statements. Neither written nor oral advice was provided that was an important factor considered by Lawrence Scharfman & Co., CPA P.A. in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event identified in response to paragraph (a) (1)(iv) of Item 304 of Regulation S-K.

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

s/ Lawrence Scharfman & Co., CPA P.A.
Certified Public Accountants

Davie, Florida
April 1, 2009

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