Form 10-K/A
period 2008-12-31
Pricester.Com, Inc.
filed 2009-05-05
CIK 1302913

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             Amendment 2 to
                               Form 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
                                  or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______TO _______

                    Commission file number: 0-50773

                    Genesis Electronics Group, Inc.
                      Formerly Pricester.com, Inc.
                    (Name of registrant as specified in its charter)

          Nevada                                  41-2137356
 (State or other jurisdiction of                            (I.R.S. Employers
incorporation or organization)                             Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ] Yes [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer [ ]               Accelerated filer         [ ]
Non-accelerated filer   [ ]               Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)     Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $1,333,021 on June 30, 2008.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
122,192,739 shares of common stock are issued and outstanding as of March 30, 2009.

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

TABLE OF CONTENTS

                                                             Page No.
Part I
Item 1.    Business.                                           4
Item 1A.   Risk Factors                                       20
Item 1B.   Unresolved Staff Comments                          21
Item 2.    Properties.                                        21
Item 3.    Legal Proceedings                                  21
Item 4.    Submission of Matters to a Vote of
             Security Holders                                 21

Part II
Item 5.    Market for Registrant's Common Equity,
             Related Stockholder Matters and Issuer
             Purchases of Equity Securities.                  22
Item 6.    Selected Financial Data                            22
Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operation                                        23
Item 7A.   Quantitative and Qualitative Disclosures About
             Market Risk                                      29
Item 8.    Financial Statements and Supplementary Data        29
Item 9.    Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.             29
Item 9A    Controls and Procedures.                           30
Item 9B.   Other Information.                                 32

Part III
Item 10.   Directors, Executive Officers and Corporate
             Governance.                                      33
Item 11.   Executive Compensation.                            35
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters.  37
Item 13.   Certain Relationships and Related Transactions,
             and Director Independence.                       38
Item 14.   Principal Accountant Fees and Services.            38

Part IV
Item 15.   Exhibits, Financial Statement Schedules.           40

PART I

ITEM 1.   BUSINESS.

Overview
--------
The registrant was originally incorporated in the State of Nevada on March 19, 1998 under the name Business Advantage No. 22, Inc. Due to non-filing of annual reports, the corporate charter of Business Advantage No. 22, Inc. was revoked. In June 2004, Business Advantage No. 22, Inc. was reinstated. On June 4, 2004, Business Advantage No. 22, Inc. entered into an Agreement and Plan of Reorganization with Pricester.com, Inc., a Florida Corporation to merge Pricester Florida into Business Advantage No. 22, Inc. On June 4, 2004, in anticipation of the merger, the name of Business Advantage No. 22, Inc. was changed to Pricester.com, Inc.

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

Our Products & Services
-----------------------

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

The market for affordable business websites is large and still expanding. The registrant's services are specifically geared to address this demand from the small business sector. Additional funding is required to expand marketing efforts in order to reach and further penetrate the market.

Our website design technology permits the custom creation of websites by professional designers at extremely low cost. The savings are passed along to the business owner, resulting in perhaps the lowest net cost custom website design package offering available on the market today!

Competitors offering similar services are operating within a far more labor intensive environment and cannot compete with the registrant's pricing strategy.

Clients receive a customized multi-page website designed for free and agree to pay just a competitive Internet hosting fee and a nominal set-up charge. Small businesses find the deal irresistible, recognizing that they've found a true low-cost alternative to the traditionally cost-prohibitive barriers to developing and hosting a website. The registrant prominently displays a "Lowest Price Guarantee" seal on its website; to date it has never been challenged.

Over and above the website design value that the registrant offers, every client's website is also included in our online shopping portal-added exposure that no other competitor offers.

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

   - advanced shopping cart and design options for highly customized websites

In addition to these website design and intertwined services, the registrant's online shopping portal provides each client with additional exposure for their website and products, as well as other online e-commerce opportunities.

Key features of the registrant's shopping portal include: free membership for consumers and vendors, no listing fees and direct consumer access to vendor's websites. The shopping portal already has over 28,000 registered members and over 11,000 websites. The website receives ~100,000 visits and over 1,200,000 hits each month from individuals worldwide.

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

Concurrently, the registrant is endeavoring to develop strategic partnerships with other companies and organizations that have an interest in the same small business target market. Such partners are, in effect, volume distribution "outlets" for our website services, complementing the direct marketing efforts to upstream the growth process. The registrant delivers a product that is appealing and important to small business owners. Therefore, logical targets for strategic partnerships are large corporations that actively and competitively seek to acquire, service and retain small businesses as their customers; this is the necessary synergy in the relationship.
The registrant's website service is positioned as a valuable and timely addition to the partner's existing product or service, providing more market differentiation and a competitive edge.

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

The following is a summary of the products and services currently offered or in development. A further discussion of each product and service follows.

Products and Services     Status              Fees                           Launched
---------------------     ------              ----                            --------
Pricester (do it
  yourself) Website        On Hold             $0                            Jan 2004
Store                      Active              $0
                                           listing fee
                                       - 1-4% transaction fee*               Jan 2004
Barter                     Active              $0
                                           listing fee
                                       - 1-4% transaction fee*        Jan 2004
Auction                    Active               $0
                                           listing fee
                                       - 1-4% transaction fee*               Jan 2004
Wanted                     Active                $0                          Jan 2004
Request for Quote          On Hold               $0
                                            listing fee
                                       - 1-4% transaction fee*               Jan 2004
Zip code search            On Hold               $0                          Jan 2004
Pricester Custom
  Designed Websites        Active         $29.95 setup - $2,500.00           Feb 2006
Pricester Hosting          Active           $8.95-$49.95                     Feb 2006
Pricester Travel           On Hold        Fees charged by
                                          World Choice Travel                       -
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

Payroll & Taxes ..........................     $12,020
Rent .....................................       1,580
Electric .................................         300
Telecommunications .(Phones & Servers)....       2,000
Accounting services ......................       1,500
Insurance ................................         500
Legal ....................................         500
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

ITEM 1A.   RISK FACTORS.

Not applicable to smaller reporting companies.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)
a) Market Information. The registrant began trading publicly on the NASD Over the Counter Bulletin Board in June 2006 under the symbol "PRCC". The registrant is currently preparing the necessary paperwork to obtain the required symbol change due to the name change.

The following table sets forth the range of high and low bid quotations for the registrant's common stock as reported on the NASD Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

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

c) Dividends. Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors.
No dividends on the registrant's common stock have ever bee paid, and the registrant does not anticipate that dividends will be paid on the common stock in the foreseeable future.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

GOING CONCERN

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of $7,513,897, a working capital deficit of $1,213,991, had net losses for the year ended December 31, 2008 of $3,076,697 and cash used in operations during the year ended December 31, 2008 of $(254,743). While we are attempting to increase sales, it has not been significant enough to support the registrant's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.


CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for the registrant nclude the useful life of property and equipment and web development costs.

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

We reported a loss from operations of $(775,246) for year ended
December 31, 2008 as compared to a loss from operations of $1,467,212) for the year ended December 31, 2007.

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

We reported a net loss of $(3,706,697) or $(0.05) per share for the year ended December 31, 2008 as compared to a net loss of $(1,467,212) or $(0.05) per share for the year ended December 31, 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position, "FSP FAS 157-2-Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, "Accounting for Leases." The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its financial position, cash flows or results of operations.

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

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles" which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The registrant does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows. In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the registrant's financial position, statements of operations, or cash flows at this time.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have a material effect on our financial position and results of operations if adopted.

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


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCOURSES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is being submitted as a separate section of this report beginning on page 41.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 18, 2008, Baum & Company, P.A., its independent public accountant resigned due to a material deficiency in the registrant's internal control and lack of corporate governance.

Baum & Company, P.A. reports on the registrant's financial statements for either of the past two years, December 31, 2007 and 2006, did not contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the registrant's two most recent fiscal years, December 31, 2007 and 2006, and the subsequent period through the date of resignation, January 1, 2008 through August 18, 2008, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement(s), if not resolved to the satisfaction of Baum & Company, P.A., would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report as described in Item 304
(a)(1)(iv) of Regulation S-B.

Subsequent to the registrant's quarter ended June 30, 2008, the auditor advised the registrant that he believed there was a material deficiency in internal controls and a lack of corporate governance regarding the registrant's acquisition of Genesis. Despite several requests, the auditor did not receive the necessary documents and financial records to audit the financial records of Genesis, prepare the required overdue 8K proforma financials of the acquisition and to perform the review of the Form 10Q and related financial statements. The auditor did not feel comfortable with management and their lack of due diligence in their recent acquisition and other matters. The board of directors discussed the subject matter of the disagreement with the former accountant and the registrant has authorized the former accountant to respond fully to the inquiries of the successor accountant concerning the subject matter of such disagreements.

On August 18, 2008, the board of directors of the registrant engaged the accounting firm of Kramer, Weisman & Associates as principal accountants of the registrant for the fiscal year ended December 31, 2008. The registrant did not consult with Kramer, Weisman & Associates during the most recent two fiscal years and the subsequent interim period preceding the engagement of Kramer, Weisman & Associates on August 18, 2008 regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the registrant's financial
statements.    Neither written nor oral advice was provided that was an
important factor considered by Kramer, Weisman & Associates in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event identified in response to paragraph (a) (1)(iv) of Item 304 of Regulation S-K.


ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), or the persons performing similar functions, to allow timely decisions regarding required disclosure.

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

Subsequent to the registrant's quarter ended June 30, 2008, the auditor advised the registrant that he believed there was a material deficiency in internal controls and a lack of corporate governance regarding the registrant's acquisition of Genesis. Despite several requests, the auditor did not receive the necessary documents and financial records to audit the financial records of Genesis, prepare the required overdue 8K proforma financials of the acquisition and to perform the review of the Form 10Q and related financial statements. The auditor did not feel comfortable with management and their lack of due diligence in their recent acquisition and other matters. The board of directors discussed the subject matter of the disagreement with the former accountant and the registrant has authorized the former accountant to respond fully to the inquiries of the successor accountant concerning the subject matter of such disagreements.

Additionally, the report of the former auditor was not reissued.
However, the report was not removed from the Form 10-K.

Management has implemented additional internal controls to ensure that similar situations do not occur in the future.

Management's Annual Report on Internal Control over Financial
Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, and concluded that it is not effective due to the reasons discussed above.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

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

HOWARD NEU. Has been a practicing attorney for 35 years specializing in Domain Defense Litigation, commercial litigation, and appeals. He is also a Certified Public Accountant, has taught Taxation of Deferred Compensation at the University of Miami School of Law as well as courses in accounting and business law for the Miami Education Consortium. He has also lectured for the Florida Bar Continuing Legal
Education program.    He received his B.B.A. degree from the University
of Miami after attending the University of Florida for 3 years, and his JurisDoctor degree from the University of Miami Law School. He was elected to 3 terms as Mayor of the City of North Miami, Florida, has served as Municipal Judge, Councilman, and has been elected President of the North Dade Bar Association, The Greater North Miami Chamber of Commerce, the Dade County League of Cities and various other State and National organizations. In his career, he has done considerable SEC work, successful Business Plans and Private Placement Memoranda. He is married and has 3 beautiful daughters, four grandchildren and a 17 year old stepson. He presently represents Domain King/Webfather Rick Schwartz, Iwindomains Win and Mahoney, damir Kruzicevik, Shepherd Sal Sarid and a number of domain developers. He has also previously represented John Zuccarini..


Section 16(a) Beneficial Ownership Reporting Compliance

To the registrant's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2008.

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


ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for

         - our principal executive officer or other individual serving in a similar capacity,

         - our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2008 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934.

         - up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2008.

The value attributable to any option awards is computed in accordance with FAS 123R.

                                            SUMMARY COMPENSATION TABLE
                                            --------------------------
                                                              NON-EQUITY     NONQUALIFIED       ALL
NAME AND                                STOCK    OPTION    INCENTIVE PLAN     DEFERRED        OTHER
PRINCIPAL            SALARY    BONUS    AWARDS   AWARDS     COMPENSATION    COMPENSATION   COMPENSATION    TOTAL
POSITION      YEAR     ($)      ($)      ($)       ($)           ($)        EARNINGS ($)        ($)         ($)
   (A)         (B)     (C)      (D)      (E)       (F)           (G)             (H)            (I)         (J)
-----------   ----   -------   ------   ------   -------   --------------   ------------   ------------  -------
Edward C Dillon(1)
Chief Executive
Officer
              2008        0     $  -  $137,600    $  -        $    -        $      -       $   -        $137,600
              2007  $13,050     $  -  $388,850    $  -        $    -        $      -       $   -        $401,900

Nelson Stark (2)
Chief Financial
Officer
              2008   $7,500     $  -    $200      $  -        $    -         $      -       $   -        $7,700
              2007   $5,800     $  -    $2,000    $  -        $    -         $      -       $   -        $7,800

(1) Mr. Dillon has served as our president and CEO since April 2006. Mr. Dillon's fiscal 2008 in addition to his salary, his compensation included stock awards of 18,500,000 shares of our common stock which were valued at $137,600. Mr. Dillon's fiscal 2007 in addition to his salary, his compensation included stock awards of 1,500,000 shares of our common stock which were valued at $388,850.

(2) Mr. Stark has served as our CFO since April 2006. In addition to his salary, Mr. Stark's fiscal 2008 compensation included stock awards of 100,000 shares of our common stock which were valued at $200. In addition to his salary, Mr. Stark's fiscal 2007 compensation included stock awards of 50,000 shares of our common stock which were valued at $2,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding stock options to the registrant's sole executive officer:

                        Option Awards

Outstanding Equity Awards at December 31, 2008

 (a)                 (b)           (c)             (d)         (e)           (f)
                                   Equity        Equity
                                  Incentive     Incentive
                                    Plan           Plan
                                    Awards:      Awards:
                                  Number of      Number of
                    Number of     Securities    Securities
                    Securities    Underlying    Underlying
                    Underlying    Unexercised   Unexercised   Option        Option
                    Unexercised    Unearned      Unearned    Exercise     Expiration
                    options        Options       Options in    Price         Date
Name                   (#)            (#)           (#)         ($)           ($)
----------------    ----------    ------------    --------    -------     -----------
Edward C. Dillon    1,000,000                                   $.40    One year after the
Exec. Vice Pres.                                                        effective date of
                                                                        the registration

Outstanding Equity Awards at December 31, 2008

                       (g)            (h)           (i)             (j)
                                                                  Equity
                                                                Incentive
                                                  Equity       Plan Awards:
                                                 Incentive       Market or
                                 Market Value   Plan Awards:       Payout
                    Number        of Shares     Number of         Value of
                    Number of     or Units       Unearned         Unearned
                    Shares or    of Shares        Shares,          Shares,
                    Units of     or Units        Units or         Units or
                      Stock      of Stock       Other Rights    Other Rights
                    that have    that have       that have       that have
                    not vested   not vested      not vested      not vested
Name                   (#)            ($)           (#)              ($)
----------------    ----------    ------------    --------      ------------
Edward C. Dillon        -              -          1,000,000/0          $0/0
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

The registrant entered into an employment agreement on January 14, 2008 with Raymond Purdon, an officer of the registrant which expires in January 2013. The employment agreement calls for an issuance of 500,000 free trading shares of the registrant's common stock. Additionally, based on this agreement, the registrant shall issue 1,000,000 restricted shares of common stock during each fiscal year of the term of this agreement.

Directors' compensation. We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There are currently 122,192,739 common shares outstanding. The following tabulates holdings of common shares and other securities of the registrant by each person who, subject to the above, at March 30, 2009, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of the registrant individually and as a group.

Directors and Officers
                                                 Percentage of
                              Number & Class       Outstanding
       Name and Address       of Shares          Common Shares

Edward C. Dillon(1)             19,668,000           16.42%
3850 Washington St. Apt. 910
Hollywood, FL 33021

Raymond Purdon                  17,000,000           14.20%
25 Fox Hill Drive
Little Silver, NJ 07739

Lee Taylor                         278,500            0.23%
10919 SW 135th Court Circle
Miami, FL 33186

Nelson Stark(2)                    416,000            0.35%
5130 SW 40th Avenue, Apt. 3B
Fort Lauderdale, FL 33314

Howard Neu                       2,446,000            2.04%
1152 N. University Drive #201
Pembroke Pines, FL 33024

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Edward Dillon, Chief Executive officer of Genesis and Grandview Capitol Partners, Inc. advanced funds to Genesis for working capital purposes. The advances are non-interest bearing and are payable on demand. At December 31, 2008, Genesis owed these related parties $78,385.

Director Independence

Our board of directors are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.
During the fiscal year ended December 31, 2008, there were no transactions with related persons other than as described in the section above entitled "Item 11. Executive Compensation.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed for the fiscal year ended December 31, 2008 and 2007 for professional services rendered by Kramer, Weisman and Associates, LLP and Baum and & Company, PA for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year, were $13,500 and $21,000, respectively.

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


	Genesis Electronics Group, Inc.


                           By: /s/ Edward C. Dillon
                               ----------------------------
May 5, 2009                    Edward C. Dillon
                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                  Capacity                   Date

/s/Edward C. Dillon           CEO/Director           5/5/2009
--------------------
Edward C. Dillon

/s/Nelson Stark              CFO/Director            5/5/2009
--------------------          Controller
Nelson Stark

/s/Raymond Purdon             Director               5/5/2009
--------------------
Raymond Purdon

/s/Lee Taylor                 Director               5/5/2009
---------------------
Lee Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pricester.com, Inc.
Hollywood, Florida

We have audited the accompanying consolidated balance sheet of Pricester.com, Inc. and Subsidiary as of December 31, 2008, and the related consolidated statement of operations, changes in stockholders' deficit and cash flow for the year ended December 31, 2008. This consolidated financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has an accumulated deficit of $7,513,897 and has net losses and cash used in operations of $3,076,697 and $254,743, respectively, for the year ended December 31, 2008. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The consolidated financial statement does not include any adjustments that might result from the outcome of this uncertainty.


/s/Lawrence Scharfman & Co., CPA P.A.
Certified Public Accountants
Davie, Florida
April 1, 2009

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS

                                               Year ended
                                               ----------
                                  December 31, 2008   December 31, 2007
                                  -----------------   -----------------
                                                         (Not audited)
                      ASSETS

Current Assets:
  Cash                              $    2,319             $    850
  Prepaid expense and other
    current asset                        3,160              144,280
                                      --------             --------
      Total current assets               5,479              145,130

Property and Equipment, net              1,371                3,895
                                    ----------             --------
      Total assets                  $    6,850             $149,025

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued
    expenses                        $  152,837             $ 73,421
  Convertible debt                     931,919              131,500
  Note payable                          15,647                    -
  Loans payable                         40,000                    -
  Due to related parties                78,385               63,285
  Deferred revenue                         682                1,692
                                    ----------             --------
      Total current liabilities      1,219,470              269,898
                                    ----------             --------
Stockholders' Deficit:
  Common stock, $0.001 par value,
    300,000,000 authorized,
    106,602,989 and 28,948,873
    issued and outstanding, at
    December 31, 2008 and December
    31, 2007, respectively             106,603               28,949
  Additional paid-in capital         6,219,824            4,287,378
  Accumulated deficit               (7,513,897)          (4,437,200)
  Subscription receivable              (25,150)                   -
                                    ----------           ----------
      Total stockholders' deficit   (1,212,620)            (120,873)
                                    ----------           ----------
Total liabilities and stockholders'
  Deficit                           $    6,850)          $  149,025
                                    ==========           ==========

         See notes to audited consolidated financial statements.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Year Ended
                                                   December 31,
                                               ------------------
                                              2008            2007
                                              ----            ----
                                                          (Not audited)

Net Sales                                   $   111,518   $   179,176
                                            -----------   -----------
Operating expenses:
  Advertising                                    15,134         4,274
  Professional fees                              30,925        60,181
  Consulting fees                               255,389       698,882
  Compensation                                  434,295       701,064
  Other selling, general and administrative     151,021       181,987
                                            -----------   -----------
    Total operating expenses                    886,764     1,646,388
                                            -----------   -----------
Loss from operations                           (775,246)   (1,467,212)
                                            -----------   -----------
Other income (expenses):
  Other expense                                     (75)            -
  Gain on settlement of debt                    469,284             -
  Impairment expense                         (1,717,602)            -
  Interest expense                           (1,053,058)            -
                                            -----------   -----------
    Total other income (expenses)            (2,301,451)            -
                                            -----------   -----------
Loss before provision for income taxes       (3,076,697)   (1,467,212)
Provision for income taxes                            -             -
                                            -----------   -----------
Net loss                                    $(3,076,697)  $(1,467,212)
                                            ===========   ===========
Net loss per common share
  - basic and diluted                       $     (0.05)  $     (0.05)
Weighted average number of shares
  0utstanding - basic and diluted            56,810,124    26,937,130
                                            ===========   ===========

         See notes to audited consolidated financial statements.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                    FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                          Common Stock,
                                                         $.001 Par Value
                                                         ---------------       Additional
                                                      Number of                  Paid-in
                                                       Shares       Amount       Capital
                                                     ----------   ----------   ----------
Balance, December 31, 2006                           24,481,617       24,482    3,123,523

Sale of common stock                                  1,057,856        1,058       95,281
Sale of treasury stock for cash and services                  -            -       29,000
Common stock issued for services                      3,409,400        3,409      869,672
Grant of stock options for services                           -            -      154,902
Donation of officer's compensation                            -            -       15,000
Amortization of deferred compensation                         -            -            -
Net loss for year ended December 31, 2007                     -            -            -
                                                     ----------   ----------   ----------

Balance, December 31, 2007 (not audited)             28,948,873       28,949   $4,287,378

Sale of common stock                                 25,361,916       25,362      340,600
Common stock issued for services                     37,600,000       37,000      295,950
Cancellation of common stock issued
  previously for services                           (3,100,000)       (3,100)      (7,130)
Common stock issued as a replacement
  for issuance of stock options in
  connection with a consulting agreement              1,000,000        1,000      (55,902
Common stock issued for prepaid services              3,600,000        3,600       97,767
Common stock issued for settlement of
  related party loans                                    66,000           66       31,734
Common stock issued for convertible debt             11,218,830       11,218      106,580
Common stock issued in connection with the
  merger agreement                                    1,907,370        1,908       55,236
Beneficial conversion on convertible debt                     -            -    1,049,717
Stock warrants issued for services                            -            -       17,894
Net loss for the period                                       -            -            -
                                                    -----------    ---------   ----------
Balance December 31, 2008                           106,602,989    $ 106,603   $6,219,824

                   PRICESTER.COM, INC. AND SUBSIDIARY
CONTINUED   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                                 Total
                                       Accumulated   Treasury     Deferred  Stockholders'
                                         Deficit       Stock    Compensation    Deficit
                                       ----------   ----------   ----------   ----------
Balance, December 31, 2006             (2,969,988)      (1,000)    (328,500)     (151,483)

Sale of common stock                            -            -            -             -
Sale of treasury stock for
  cash and services                             -        1,000            -        30,000
Common stock issued for services                -            -     (457,500)      415,581
Grant of stock options for services             -            -     (154,902)            -
Donation of officer's compensation              -            -            -        15,000
Amortization of deferred compensation           -            -      799,782       799,782
Net loss for year ended December
  31, 2007                             (1,467,212)           -            -    (1,467,212)
                                      -----------   ----------   ----------   -----------

Balance, December 31, 2007
  (not audited)                       $(4,437,200)  $        -   $ (141,120)  $ ( 261,993)

Sale of common stock                            -            -      (25,150)      340,812
Common stock issued for services                -            -            -       333,550
Cancellation of common stock issued
  previously for services                       -            -            -       (10,230)
Common stock issued as a replacement
  for issuance of stock options in
  connection with a consulting agreement        -            -            -       (54,902)
Common stock issued for prepaid services        -            -            -       101,367
Common stock issued for settlement of
  related party loans                           -            -            -        31,800
Common stock issued for convertible debt        -            -            -       117,798
Common stock issued in connection with the
  merger agreement                              -            -            -        57,144
Beneficial conversion on convertible debt       -            -            -     1,049,717
Stock warrants issued for services              -            -            -        17,894
Net loss for the period                (3,076,697)           -            -    (3,076,697)
                                      -----------   -----------   ---------   -----------
Balance December 31, 2008             $(7,513,897)  $        -    $ (25,150)  $(1,212,620)


                 See notes to audited consolidated financial statements.

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               For the Year Ended
                                                   December 31,
                                               ------------------
                                              2008            2007
                                              ----            ----
                                                          (Not audited)

Cash flows from operating activities:
  Net loss                                  $(3,076,697)   $(1,467,212)
                                            -----------    -----------
  Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciation and amortization                 2,524          3,128
    Common stock issued for services            323,320        430,581
    Stock warrants issued for services           17,894              -
    Amortization of prepaid expense in
     connection with deferred compensation      187,585        799,782
    Donation of former officer's compensation         -         15,000
    Gain on settlement of debt                 (469,284)             -
    Interest expense in connection with the
     settlement agreement                     1,049,717              -
    Impairment of goodwill                    1,717,602              -
  Changes in assets and liabilities:
    Prepaid expenses and other                        -           (160)
    Deposits                                          -          1,302
    Accounts payable and accrued expenses        (6,394)        24,626
    Deferred revenues                            (1,010)        (6,264)
                                             ----------     ----------
      Total adjustments                       2,821,954      1,267,995
Net cash used in operating activities          (254,743)      (199,217)
                                             ----------     ----------
Cash flows from financial activities:
  Proceeds from sale of common stock            340,812        111,339
  Proceeds from loans payable                         -         65,000
  Repayment of loans payable                          -         (7,000)
  Proceeds from related parties                   8,000         38,000
  Payments on related party advances            (92,600)       (35,100)
                                             ----------     ----------
Net cash provided by financing activities       256,212        172,239
                                             ----------     ----------
Net increase (decrease) in cash                   1,469        (26,978)
Cash - beginning of the year                        850         27,828
                                             ----------     ----------
Cash - end of the year                       $    2,319     $      850
                                             ==========     ==========

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONTINUED          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Year Ended
                                                   December 31,
                                               ------------------
                                              2008            2007
                                              ----            ----
                                                          (Not audited)

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                 $        -     $        -
                                             ==========     ==========
    Income taxes                             $        -     $        -
                                             ==========     ==========
NON-CASH INVESTING AND FINANCING ACTIVITEIS:
  Common stock issued for future services    $  101,367     $  141,120
                                             ==========     ==========
  Common stock issued for settlement
   of loans                                  $  149,598     $  612,402
                                             ==========     ==========


       See notes to audited consolidated financial statements

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of presentation


The financial statements for the year ended December 31, 2007 have not been audited.

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

In November 2008, the Company obtained through a vote of majority of its shareholders the approval to change the Company's name to Genesis Electronics Group, Inc. In February 2009, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of Nevada. The Company changed its name to Genesis Electronics Group, Inc.

Merger with Options

On May 22, 2008, the Company entered into an Agreement of Merger and Plan of Share Exchange (the "Merger Agreement") by and among the
Company, Genesis Electronics, Inc. ("Genesis") and the Genesis
Stockholders. Upon closing of the merger transaction contemplated under the Merger Agreement (the "Merger"), on May 22, 2008, the Company merged with Genesis and became a wholly-owned subsidiary of the Company.

The merger consideration included the issuance of 1,907,370 shares of the Company's stock valued at $0.03 per share (applying EITF 99-12 "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination").The total purchase price was common stock valued at $57,144. The Company accounted for the merger utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". The Company is the acquirer for accounting purposes and Genesis is the acquired company. Accordingly, the Company applied push-down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the Subsidiary, Genesis Electronics, Inc. The net purchase price, including acquisition costs paid by the Company, was allocated to the liabilities assumed on the records of the Company as follows:

Goodwill                           1,717,602
Liabilities assumed               (1,660,458)
                                  ----------
Net purchase price                $   57,144
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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2008

Unaudited pro forma results of operations data as if the Company and Options had occurred as of January 1, 2007, are as follows:

                                    The Company and   The Company and
                                        Genesis            Genesis
                                     For the Year       For the Year
                                         Ended             ended
                                   December 31, 2008  December 31, 2007
                                   -----------------  -----------------
Pro forma revenues                  $  111,518             $  179,176
Pro forma loss from operations        (917,827)             (1,818,685)
Pro forma net loss                  (3,245,084)             (1,895,325)
Pro forma loss per share            $    (0.06)            $     (0.07)
Pro forma diluted loss per share    $    (0.06)            $     (0.07)

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

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles" which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2008

periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have a material effect on our financial position and results of operations if adopted.

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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2008

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2008, property and equipment consist of the following:

                                               Useful Life
                                                (Years)
                                               -----------
Computer equipment and software                    5        $ 12,542
Officer furniture and fixtures and equipment       7           4,328
                                                            --------
Less accumulated depreciation                                (15,499)
                                                            --------
                                                            $  1,371

For the years ended December 31, 2008 and 2007, depreciation expense amounted to $2,524 and $3,128, respectively.

NOTE 3 - LOANS PAYABLE

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

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and 54

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2008

liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $4.4 million at December 31, 2008 expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50 percent change in ownership).

Temporary differences, which give rise to a net deferred tax asset, are as follows:
                                           2008              2007
                                   -----------------------------------
                                                         (Not audited)
Computed "expected" benefit        $(1,046,077) (34%)  $(493,890) (34%)
State tax benefit, net of federal
  effect                              (123,068)  (4%)    (58,105)  (4%)
Other permanent differences          1,058,381   34%           -    0%
Increase in valuation allowance        110,764    4%     551,995   38%
                                   -----------------------------------
                                   $         -    -            -    -
                                   ==================================

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

                                                       2008
                                                       ----
Deferred tax assets
   Net operating loss carryforward                 $ 1,662,201
   Less: Valuation allowance                        (1,662,201)
                                                   -----------
                                                             -
                                                   ===========

The valuation allowance at December 31, 2008 was $1,662,201. The increase during fiscal 2008 was $110,764.

NOTE 6 - NOTE PAYABLE

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

NOTE 7 - CONVERTIBLE DEBT

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

NOTE 9 - STOCKHOLDERS' DEFICIT

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

In December 2007, the Company issued in aggregate 207,500 shares of common stock to the Company's officer, directors and certain employees of the Company for services rendered. T he Company valued these common shares at the fair market value on the date of grant at $.04 per share or $8,300 and has been recorded as stock-based compensation during the year ended December 31, 2007.

During the year ended December 31, 2008, the Company received net proceeds of $340,812 and subscription receivable of $25,150 from the sale of 25,361,916 shares of the Company's common stock.

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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2008

A summary of the stock options as of December 31, 2008 and changes during the periods is presented below:

                                                          Weighted
                                                          Average
                                        Number of         Exercise
                                         Options           Price
                                        ---------         --------
Balance at beginning of year            3,025,000         $  0.28
Granted                                         -               -
Exercised                                       -               -
Cancelled                              (1,000,000)           0.05
                                        ---------         -------
Balance at end of year                  2,025,000         $  0.40
                                        =========         =======
Options exercisable at end of year      2,025,000         $  0.40
                                        =========         =======

The following table summarizes the Company's stock option outstanding at December 31, 2008:

                               Options Outstanding and Exercisable
                               -----------------------------------
                                           Weighted       Weighted
                                           Average        Average
  Range of                                Remaining       Exercise
 Exercise Price        Number               Life            Price
 --------------        ------             ---------       -------
  $0.40              2,025,000           1 year after      0.40
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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2008


Period Ended December 31, 2009                 $  19,469
                                               ---------
Total                                          $  19,469
                                               =========

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

NOTE 11 - SUBSEQUENT EVENTS

Between January 2009 and March 2009, the Company received net proceeds of $36,825 and subscription receivable of $29,734 from the sale of 16,689,750 shares of the Company's common stock.

In February 2009, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of Nevada. The company changed its name to Genesis Electronics Group, Inc.