Form 10-Q
period 2009-03-31
Genesis Electronics Group, Inc.
filed 2009-05-15
CIK 1302913

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2009

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      0-50773


                    Genesis Electronics Group, Inc.
                      formerly Pricester.com, Inc.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, May 14, 2009:

  Common Stock  -  137,990,739

GENESIS ELECTRONICS GROUP, INC.
FORM 10-Q
For the quarterly period ended March 31, 2009
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      18
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        24
Item 4T. Controls and Procedures                              24

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    26
Item 1A. Risk Factors                                         26
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        26
Item 3.  Defaults upon Senior Securities                      26
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            26
Item 5.  Other Information                                    26
Item 6.  Exhibits                                             26

SIGNATURES

PART I
FINANCIAL INFORMATION

Item I - FINANCIAL STATEMENTS

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                      Year ended
                                                   March 31,          December 31,
                                                     2009                2008
                                                 -------------       ------------
                                                  (UNAUDITED)           (AUDITED)
ASSETS
CURRENT ASSETS:
   Cash                                           $     11,994       $      2,319
   Prepaid expense and other current asset               3,160              3,160
                                                  ------------       ------------
   Total current assets                                 15,154              5,479
                                                  ------------       ------------
PROPERTY AND EQUIPMENT, net                              1,202              1,371
                                                  ------------       ------------
Total assets                                      $     16,356       $      6,850
                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses          $    152,634       $    152,837
   Convertible debt                                    931,919            931,919
   Note payable                                         15,647             15,647
   Loan payable                                         40,000             40,000
   Due to related parties                               76,585             78,385
   Deferred revenue                                        723                682
                                                  ------------       ------------
   Total current liabilities                         1,217,508          1,219,470
                                                  ------------       ------------

STOCKHOLDERS' DEFICIT:
   Common stock, par value $0.001,
    300,000,000 authorized, 125,292,739 and
     106,602,989 issued and outstanding at March 31,
     2009 and December 31, 2008, respectively          125,293            106,603
   Additional paid-in-capital                        6,278,693          6,219,824
   Accumulated deficit                              (7,542,754)        (7,513,897)
   Subscription receivable                            (62,384)           (25,150)
                                                  ------------       ------------
   Total stockholders' deficit                      (1,201,152)        (1,212,620)
-                                                 ------------       ------------

Total liabilities and stockholders' deficit       $     16,356       $      6,850
                                                  ============       ============

See notes to unaudited consolidated financial statements

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                         2009              2008
                                                         ----              ----
                                                      (Unaudited)       (Unaudited)
Net Sales                                           $    30,544       $    24,816
                                                    -----------       -----------

Operating expenses:
  Professional fees                                       4,500             2,250
  Consulting fees                                         9,901           141,808
  Compensation                                           18,532           247,270
  Other selling, general and administrative              25,355            45,904
                                                    -----------       -----------
   Total operating expenses                              58,288           437,232
                                                    -----------       -----------
Loss from operations                                    (27,744)         (412,416)
                                                    -----------       -----------
Other income (expense):
  Other expense                                               -               (75)
  Interest expense                                       (1,113)                -
                                                    -----------       -----------
   Total other income (expense)                          (1,113)              (75)
                                                    -----------       -----------
Loss before provision for income taxes                  (28,857)         (412,491)
Provision for income taxes                                    -                 -
                                                    -----------       -----------
Net Loss                                            $   (28,857)      $  (412,491)
                                                    ===========      ============

Net loss per common share - basic and diluted       $     (0.00)      $     (0.01)
                                                    ===========       ===========
Weighted average number of shares outstanding
  - basic and diluted                               114,513,720        36,947,269
                                                    ===========       ===========

See notes to unaudited consolidated financial statements

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                       2009              2008
                                                       ----              ----
                                                    (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net loss                                            $  (28,857)      $ (412,491)
                                                      ----------       ----------
  Adjustments to reconcile net loss to net cash
   used in operations:
    Depreciation and amortization                            169              631
    Common stock issued for services                           -          266,000
    Amortization of prepaid expense in connection
      with deferred compensation                               -           84,958
  Changes in assets and liabilities:
    Accounts receivable                                     (203)         (18,934)
    Deferred revenues                                         41             (350)
                                                       ---------        ---------
          Total adjustments                                    7          332,305
                                                       ---------        ---------
Net cash used in operating activities                    (28,850)         (80,186)
                                                       ---------        ---------
Cash flows from financing activities:
  Proceeds from sale of common stock                      40,325          195,612
  Proceeds from related parties                                -           8,000
  Payments on related party advances                      (1,800)         (54,800)
                                                       ---------        ---------
Net cash provided by financing activities                  38,525         148,812
                                                        ---------       ---------
Net decrease in cash                                        9,675          68,626
Cash - beginning of the year                                2,319             850
                                                       ---------        ---------
Cash - end of the period                               $  11,994        $  69,476
                                                       =========        =========
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                           $       -        $       -
                                                       =========        =========
    Income taxes                                       $       -        $       -
                                                       =========        =========
NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
  Common stock issued for future services              $       -        $  91,260
                                                       =========        =========
  Common stock issued for settlement of loans          $       -        $ 139,800
                                                       =========        =========

See notes to unaudited consolidated financial statements

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               March 31, 2009

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-
Q. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2008 and notes thereto contained in the Report on Form 10-K of Genesis Electronics Group, Inc. and Subsidiary ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the full fiscal year ending December 31, 2009.

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The unaudited consolidated statements include the accounts of Genesis Electronics Group, Inc. and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Organization

Genesis Electronics Group, Inc., formerly Pricester.com, Inc. was incorporated under the name Pricester, Inc. on April 19, 2001 in the State of Florida. Pursuant to Articles of Amendment filed on February 24, 2009, the name of the registrant was changed to Genesis Electronics Group, Inc.

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

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               March 31, 2009

In May 2008, the Company obtained through a vote of majority of its shareholders the approval to increase the authorized common shares from 50,000,000 to 300,000,000 shares of common stock at $0.001 par value.

On May 22, 2008, the Company completed a share exchange with Genesis Electronics, Inc., a Delaware corporation ("Genesis") which is described below.

The share exchange is being accounted for as a purchase method acquisition pursuant to Statement of Financial Accounting Standards No. 141 "Business Combinations". Accordingly, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. The Company is the acquirer for accounting purposes and Genesis is the acquired company.

Genesis was originally formed in Delaware on October 22, 2001 and is engaged on the development of solar and alternative energy applications for consumer devices such as mobile phones.

In November 2008, the Company obtained, through a vote of majority of its shareholders, the approval to change the Company's name to Genesis Electronics Group, Inc. In February 2009, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of Nevada. The Company changed its name to Genesis Electronics Group, Inc.

Acquisition of with Genesis

On May 22, 2008, the Company entered into an Agreement and Plan of Share Exchange (the "Acquisition Agreement") by and among the Company, Genesis Electronics, Inc. ("Genesis") and the Genesis Stockholders. Upon closing of the merger transaction contemplated under the Acquisition Agreement (the "Acquisition"), on May 22, 2008 the Company acquired all of the outstanding common shares of Genesis and Genesis became a wholly-owned subsidiary of the Company.

The share exchange consideration included the issuance of 1,907,370 shares of the Company's stock valued at $0.03 per share (applying EITF 99-12 "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination").The total purchase price was common stock valued at $57,144.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". The Company is the acquirer for accounting purposes and Genesis is the acquired company. Accordingly, the Company applied push-down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the Subsidiary, Genesis Electronics, Inc. The net

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               March 31, 2009

purchase price, including acquisition costs paid by the Company, was allocated to the liabilities assumed on the records of the Company as follows:

Goodwill                        1,717,602
Liabilities assumed            (1,660,458)
                                ---------
Net purchase price               $ 57,144

Since the Company has minimal revenues, has incurred losses and cash used in operations, the Company deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date.
Accordingly, during fiscal year 2008, the Company recorded an impairment of goodwill of $1,717,602 on the accompanying statement of operations.

Unaudited pro forma results of operations data as if the Company and Genesis had occurred are as follows:

                                  The Company        The Company
                                  and Genesis        and Genesis
                                 for the three      for the three
                                 months ended       months ended
                                 March 31, 2009     March 31, 2008
                                 --------------     --------------
Pro forma revenues                $ 30,544            $ 24,816
Pro forma loss from
  operations                       (27,744)           (490,709)
Pro forma net loss                  28,857             503,324
Pro forma diluted loss
  per share                       $  (0.00)           $  (0.01)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred and is not intended to be a projection of future results.

Reclassification

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on the reported net loss.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               March 31, 2009

from those estimates. Significant estimates in 2009 and 2008 include the valuation of stock-based compensation, and the useful life of property, equipment, website development and valuation of beneficial conversion feature in connection with convertible debt.

Cash and Cash Equivalents

For purposes of the unaudited consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

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

The carrying amounts reported in the unaudited consolidated balance sheet for cash, accounts payable, accrued expenses, loans payable, notes payable, due to related parties and deferred revenue approximate their fair market value based on the short-term maturity of these instruments.

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

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               March 31, 2009

Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2009 and March 31, 2008.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the three months ended March 31, 2009, the Company did not grant any stock options to employees.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of March 31, 2009 and 2008, there were options and warrants to purchase 2,525,000 and 2,025,000 shares of common stock which could potentially dilute future earnings per share.

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               March 31, 2009

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

Recent accounting pronouncements

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position, "FSP FAS 157-2-Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               March 31, 2009

value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No.13, "Accounting for Leases." The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its financial position, cash flows or results of operations.

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

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               March 31, 2009

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

In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99"Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               March 31, 2009

reliance on "market participant" estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the "market participant" view to a holder's estimate of whether there has been a "probable" adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT

At March 31, 2009, property and equipment consist of the following:

                                             Useful Life
                                               (Years)
                                             -----------
  Computer equipment and software                  5       $  12,542
  Office furniture and fixtures and
    equipment                                      7           4,328
                                                           ---------
                                                              16,870
  Less accumulated depreciation                              (15,668)
                                                            --------
                                                            $  1,202
                                                            ========

At December 31, 2008, property and equipment consist of the following:

                                             Useful Life
                                               (Years)
                                             -----------
  Computer equipment and software                  5       $  12,542
  Office furniture and fixtures and
    equipment                                      7           4,328
                                                           ---------
                                                              16,870
  Less accumulated depreciation                              (15,499)
                                                            --------
                                                            $  1,371

For the three months ended March 31, 2009 and 2008, depreciation expense amounted to $169 and $631, respectively.

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               March 31, 2009

NOTE 3 - LOANS PAYABLE

On May 22, 2008, in connection with the Merger, the Company assumed loans payable from certain third parties. These loans bear 8% interest per annum and are payable on demand. As of March 31, 2009, loans payable and related accrued interest amounted to $40,000 and $9,171, respectively. As of December 31, 2008, loans payable and related accrued interest amounted to $40,000 and $8,371, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

Certain officers of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At March 31, 2009 and December 31, 2008, the Company owed these related parties $76,585 and $78,385, respectively.


NOTE 5 - NOTE PAYABLE

On May 22, 2008, in connection with the acquisition, the Company assumed a note payable from a third party. These loans bear 8% interest per annum and is payable on demand. As of March 31, 2009, note payable and related accrued interest amounted to $15,647 and $6,541, respectively. As of December 31, 2008, note payable and related accrued interest amounted to $15,647 and $6,228, respectively.


NOTE 6 - CONVERTIBLE DEBT

On May 22, 2008, in connection with the acquisition, the Company assumed certain debts from a third party, Corporate Debt Solutions ("Corporate Debt") amounting to $1,049,717. Corporate Debt assumed a total of $1,049,717 of promissory notes issued by two former officers of Genesis and a certain third party. These promissory notes were issued to the Company's subsidiary, Genesis. Immediately following the closing of the Merger, on May 23, 2008, the Company entered into a settlement agreement with Corporate Debt Solutions ("Corporate Debt"). Pursuant to the settlement agreement, the Company shall issue shares of common stock and deliver to Corporate Debt, to satisfy the principal and interest due and owing through the issuance of freely trading securities of up to 100,000,000 shares. The parties have agreed that Corporate Debt shall have no ownership rights to the Settlement Shares not yet issued until it has affirmed to the Company that it releases the Company for the proportionate amount of claims represented by each issuance. The said requested number of shares of common stock is not to exceed 4.99% of the outstanding stock of the Company at any one time. In connection with this settlement agreement, the Company recorded and deemed such debt as a convertible liability with a fixed conversion price of $0.01. Accordingly, the Company recognized a total

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               March 31, 2009

debt discount of $1,049,717 due to a beneficial conversion feature and such debt discount was immediately amortized to interest expense during fiscal year 2008.

In June 2008, the Company issued 2,223,456 shares in connection with the conversion of this convertible debt. The fair value of such shares issued amounted to approximately $23,346.

Between July 2008 and August 2008, the Company issued 8,995,374 shares in connection with the conversion of this convertible debt. The fair value of such shares issued amounted to approximately $94,452.

At March 31, 2009 and December 31, 2008, convertible debt amounted to
$931,919.


NOTE 7 - GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of approximately $7.5 million at March 31, 2009, had net losses and negative cash flows from operations for the three months ended March 31, 2009 of $28,857 and $28,850 respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. For the three months ended March 31, 2009, the Company sold 18,689,750 common shares for net proceeds of $34,325 and subscription receivable of $43,234.

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

NOTE 8 - STOCKHOLDERS' DEFICIT

Common Stock

For the three months ended March 31, 2009, the Company received net proceeds of $34,325 and subscription receivable of $43,234 from the sale of 18,689,750 shares of the Company's common stock.

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               March 31, 2009

For the three months ended March 31, 2009, the Company collected subscription receivable of $6,000.

Stock Options

A summary of the stock options as of March 31, 2009 and changes during the periods is presented below:

                                                          Weighted Average
                                       Number of Options   Exercise Price
  Balance at beginning of year            2,025,000            $0.40
  Granted                                         -                -
  Exercised                                       -                -
  Cancelled                                       -                -
  Balance at end of period                2,025,000            $0.40
  Options exercisable at end of period    2,025,000            $0.40

The following table summarizes the Company's stock option outstanding at March 31, 2009:
                              OPTIONS OUTSTANDING AND EXERCISABLE
                              -----------------------------------

                                         WEIGHTED       WEIGHTED
                                          AVERAGE       AVERAGE
          RANGE OF                       REMAINING      EXERCISE
      EXERCISE PRICE       NUMBER          LIFE          PRICE
      --------------       ------        ---------      --------
           $ 0.40        2,025,000     1 year after       0.40
                                       effective
                                       registration

NOTE 9 - SUBSEQUENT EVENTS

Between April 2009 and May 2009, the Company received net proceeds of $63,104 and subscription receivable of $10,000 from the sale of 8,998,000 shares of the Company's common stock.

Between April 2009 and May 2009, the Company collected subscription receivable of $11,875.

In May 2009, the Company issued 4,900,000 shares of common stock to an officer of the Company in connection with a settlement of related party loans of $49,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On May 22, 2008, we completed an acquisition of Genesis Electronics, Inc., a Delaware corporation. Genesis was originally formed in Delaware on October 22, 2001. Genesis is a developmental stage electronics company with a patented process for charging a battery from solar energy and efficiently transferring that energy to the battery of an electronic device. This increases the life and, as a result, the need to replace the devices' battery and eliminates the need to charge the device by plugging into the power grid with an adapter. Genesis has working prototypes of a solar charger designed for the Apple iPhone and expects to market this product and similar products in the near future.

Until its acquisition of Genesis, our business was solely focused on our internet shopping portal, and building and hosting websites for the small business sector. While we are still engaged in this business, our primary focus has now shifted towards the further development and marketing of the above described products.

In November 2008, we obtained, through a vote of majority of our shareholders, the approval to change our name to Genesis Electronics Group, Inc. In February 2009, we filed an amendment to our Articles of Incorporation with the Secretary of State of Nevada. We changed our name to Genesis Electronics Group, Inc.

PLAN OF OPERATIONS

We have only received minimal revenues. We only have sufficient cash on hand to meet funding requirements for the next 60-90 days. We do not have sufficient cash on hand to meet funding requirements for the next twelve months. Although we eventually intend to primarily fund general operations and our marketing program with revenues received from the sale of solar charger and related products and the Pricester Custom Designed Websites, hosting and transaction fees, our revenues are not increasing at a rate sufficient to cover our monthly expenses in the near future. We will have to seek alternative funding through debt or equity financing in the next twelve months that could result in increased dilution to the shareholders. No specific terms of possible equity or debt financing have been determined or pursued.

GOING CONCERN

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of $7,542,754, a working capital deficit of $1,202,354, had net losses for the three months ended March 31, 2009 of $28,857 and cash used in operations during the three months ended March 31, 2009 of $28,850. While we are attempting to increase sales, it has not been significant enough to support the registrant's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

Results of Operations.

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008

Net sales for the three months ended March 31, 2009 were $30,544 as compared to net sales of $24,816 for the three months ended March 31, 2008, an increase of $5,728 or approximately 23%. We are continuing to create customer awareness for our products. Additionally, we have begun offering website hosting services. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Total operating expenses for the three months ended March 31, 2009 were $58,288, a decrease of $378,944, or approximately 87%, from total operating expenses in the year ended March 31, 2008 of $437,232. This decrease is primarily attributable to:

      - an increase of $2,250, or approximately 100%, in professional fees incurred in connection with our SEC filings. This increase is primarily related to increase in accounting fees,

   - a decrease of $131,907, or approximately 93%, in consulting fees in connection with the issuance of our common stock for services rendered and amortization of prepaid expense in connection with deferred compensation in 2008. This decrease is primarily attributable to a decrease in issuance of our common stock for services rendered during the three months ended March 31, 2009 as compared to the same period in 2008,

   - a decrease of $228,738, or 93%, in compensation expense to $18,532 for the three months ended March 31, 2009 as compared to $247,270 for the three months ended March 31, 2008. Compensation expense which includes salaries and stock based compensations to our employees. During the three months ended March 31, 2009, we did not issue shares of our common stock as compensation to our employees and is primarily attributable to this decrease. During the three months ended March 31, 2008, the Company issued in aggregate 3,000,000 shares of common stock to our CEO and an officer in connection with their employment agreements dated January 14, 2008,

   - a decrease of $20,549, or approximately 45%, in other selling, general and administrative expenses as a result of decrease in general expenses and office expenses attributable to decreased spending due to limited financial resources.

We reported a loss from operations of $27,744 for three months ended March 31, 2009 as compared to a loss from operations of $412,416 for the three months ended March 31, 2008.

Total other expense for the three months ended March 31, 2009 were $1,113, an increase of $1,038, from total other expense for three months ended March 31, 2008 of $75. This increase is primarily attributable to an increase of $1,113 in interest expense as a result of the assumption of certain convertible debt in connection with a settlement agreement entered into on May 23, 2008.

We reported a net loss of $28,857 or (0.00) per share for the three months ended March 31, 2009 as compared to a net loss of $412,491 or $(0.01) per share for the three months ended March 31, 2008.

Liquidity and Capital Resources.

During the three months ended March 31, 2009, we received net proceeds of $34,325 and subscription receivable of $43,234 from the sale of our common stock. These funds were used for working capital purposes.

Net cash used in operating activities for the three months ended March 31, 2009 amounted to $28,850 and was primarily attributable to our net losses of $28,857 offset by depreciation of $169. Net cash used in operating activities for the three months ended March 31, 2008 amounted to $80,186 and was primarily attributable to our net losses of $412,491 offset by stock based compensation of $266,000, amortization of prepaid expense in connection with deferred compensation of $84,958, depreciation of $631, and add back of changes in assets and liabilities of $19,284.

Net cash flows provided by financing activities was $38,325 for the three months ended March 31, 2009 as compared to net cash provided by financing activities of $148,812 for the three months ended March 31, 2008, a decrease of $110,287. For the three months ended March 31, 2009, we received proceeds from the sale of common stock of $40,325 offset by payments on related party advances of $1,800. For the three months ended March 31, 2008, we received proceeds from the sale of common stock of $195,612, proceeds from related parties of $8,000 and offset by payments on related party advances of $54,800.

We reported a net increase in cash for the three months ended March 31, 2009 of $9,675 as compared to a net increase in cash of $68,626 for the three ended March 31, 2008. At March 31, 2009, we had cash on hand of $11,994.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position, "FSP FAS 157-2-Effective Date of FASB

Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, "Accounting for Leases." The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. We do not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its financial statements when adopted.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We have not determined the impact of this accounting standard on our financial statements.

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles" which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". We do not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows. In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on our financial position, statements of operations, or cash flows at this time.

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

In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99"Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on "market participant" estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the "market participant" view to a holder's estimate of whether there has been a "probable" adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

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


Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

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

Additionally, the report of the former auditor was not reissued.
However, the report was not removed from the Form 10-K filed in March
2009.

Management has implemented additional internal controls to ensure that similar situations do not occur in the future.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the first quarter of 2009. Based on their evaluation and the situations described above, our CEO and CFO, or those persons performing similar functions, identified that the newly implemented internal controls over financial reporting will materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None.

Item 1A. Risk Factors.  Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2009, we sold 18,689,750 common shares for net proceeds of $34,325 and subscription receivable of
$43,234

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

Dated:  May 15, 2009

GENESIS ELECTRONICS GROUP, INC.

By: /s/ Edward C. Dillon
---------------------------
Edward C. Dillon, CEO and Director