Form 10-Q
period 2009-06-30
Genesis Electronics Group, Inc.
filed 2009-08-13
CIK 1302913

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, August 13, 2009:

  Common Stock  -  141,265,739

GENESIS ELECTRONICS GROUP, INC.
FORM 10-Q
For the quarterly period ended June 30, 2009
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      19
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        33
Item 4T. Controls and Procedures                              33

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    35
Item 1A. Risk Factors                                         35
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        35
Item 3.  Defaults upon Senior Securities                      35
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            35
Item 5.  Other Information                                    35
Item 6.  Exhibits                                             35

SIGNATURES                                                    35

PART I
FINANCIAL INFORMATION

Item I - FINANCIAL STATEMENTS

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                      Year ended
                                                   June 30,          December 31,
                                                     2009                2008
                                                  (UNAUDITED)           (AUDITED)
                                                 -------------       ------------
ASSETS
CURRENT ASSETS:
   Cash                                           $     78,809       $      2,319
   Prepaid expense and other current asset               3,160              3,160
                                                  ------------       ------------
   Total current assets                                 81,969              5,479
                                                  ------------       ------------
PROPERTY AND EQUIPMENT, net                             12,034              1,371
                                                  ------------       ------------
Total assets                                      $     94,003       $      6,850
                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses          $    163,746       $    152,837
   Convertible debt                                    931,919            931,919
   Note payable                                         15,647             15,647
   Loan payable                                         40,000             40,000
   Due to related parties                               26,585             78,385
   Deferred revenue                                        325                682
                                                  ------------       ------------
   Total current liabilities                         1,178,222          1,219,470
                                                  ------------       ------------

STOCKHOLDERS' DEFICIT:
   Common stock, par value $0.001,
    300,000,000 authorized, 141,165,739 and
     106,602,989 issued and outstanding at June 30,
     2009 and December 31, 2008, respectively          141,166            106,603
   Additional paid-in-capital                        6,628,524          6,219,824
   Accumulated deficit                              (7,802,275)        (7,513,897)
   Subscription receivable                             (51,634)           (25,150)
                                                  ------------       ------------
   Total stockholders' deficit                      (1,084,219)        (1,212,620)
                                                  ------------       ------------

Total liabilities and stockholders' deficit       $     94,003       $      6,850
                                                  ============       ============

See notes to unaudited consolidated financial statements

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                For the Three Months Ended    For the Six Months Ended
                                     20089        2008            2009         2008
                                  ----------   ----------      ----------   ----------
                                 (Unaudited)   (Unaudited)    (Unaudited)  (Unaudited)
Net Sales                        $    24,117   $    23,094   $    54,661   $    47,910
                                 -----------   -----------   -----------   -----------

Operating expenses
  Professional fees                   18,555         7,242        23,055        9,492
  Consulting fees                      8,339        60,521        18,240      202,329
  Compensation                        21,010        43,200        39,542      290,470
  Other selling, general and
    administrative                    38,621        42,250        63,976       88,154
                                 -----------     ---------   -----------   ----------
    Total operating expenses          86,525       153,213       144,813      590,445
                                 -----------     ---------   -----------   -----------
Loss from operations                 (62,408)     (130,119)      (90,152)    (542,535)
                                 -----------     ---------   -----------   ----------
Other income (expenses):
  Other expense                            -             -             -          (75)
  Gain on settlement of debt               -       469,284             -      469,284
  Impairment expense                       -    (1,717,602)            -   (1,717,602)
  Interest expense                  (197,113)   (1,050,830)     (198,226)  (1,050,830)
                                 -----------     ---------   -----------   ----------
    Total other income (expenses)   (197,133)   (2,299,148)     (198,226)  (2,299,223)
                                 -----------     ---------   -----------   ----------

Loss before provision for
  income taxes                      (259,521)   (2,429,267)     (288,378)  (2,841,758)
Provision for income taxes                 -             -             -            -
                                 -----------     ---------   -----------   ----------
  Net loss                       $  (259,521)  $(2,429,267)  $  (288,378) $(2,841,758)
                                 ===========   ===========   ===========  ===========

Net loss per common share
    - basic and diluted          $         -   $     (0.06)  $         -  $     (0.07)
                                 ===========   ===========   ===========  ===========
  Weighted average number of
   shares outstanding- basic
   and diluted                   136,387,928    44,021,129   125,444,427   40,484,195
                                 ===========    ==========   ===========   ==========

See notes to unaudited consolidated financial statements

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                       2009              2008
                                                       ----              ----
                                                    (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net loss                                            $ (288,378)     $(2,841,758)
                                                      ----------      -----------
  Adjustments to reconcile net loss to net cash
   used in operations:
    Depreciation                                             337            1,262
    Common stock issued for services                           -          266,000
    Stock warrants issued for services                         -           17,894
    Amortization of prepaid expense in connection
      with deferred compensation                               -          127,585
    Gain on settlement of debt                                 -         (469,284)
    Interest expense for the settlement of a related
      party loan                                         196,000                -
    Interest expense in connection with the
      settlement agreement                                     -        1,049,717
    Impairment of goodwill                                     -        1,717,602
  Changes in assets and liabilities:
    Accounts receivable and accrued expenses              10,909          (22,308)
    Deferred revenues                                       (357)            (586)
                                                       ---------        ---------
          Total adjustments                              206,889        2,687,882
                                                       ---------        ---------
Net cash used in operating activities                    (81,489)        (153,876)
                                                       ---------        ---------
Cash flows from investing activities:
  Capital expenditures                                   (11,000)               -
                                                       ---------        ---------
Net cash used in investing activities                    (11,000)               -
                                                       ---------        ---------
Cash flows from financing activities
  Proceeds from sale of common stock                     171,779          265,712
  Proceeds from related parties                                -            8,000
  Payments on related party advances                      (2,800)         (88,600)
                                                       ---------        ---------
Net cash provided by financing activities                168,979          185,112
                                                       ---------        ---------
Net increase in cash                                      76,490           31,236
Cash - beginning of the year                               2,319              850
                                                       ---------        ---------
Cash - end of the period                               $  78,809        $  32,086
                                                       =========        =========




Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                           $       -        $       -
                                                       =========        =========
    Income taxes                                       $       -        $       -
                                                       =========        =========
NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
  Common stock issued for future services              $       -        $ 226,400
                                                       =========        =========
  Common stock issued for settlement of loans          $  49,000        $  55,146
                                                       =========        =========

See notes to unaudited consolidated financial statements

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               June 30, 2009

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2008 and notes thereto contained in the Report on Form 10-K of Genesis Electronics Group, Inc. and Subsidiary ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results for the full fiscal year ending December 31, 2009.

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

On February 11, 2005, Pricester.Com (the "Company") merged into Pricester.com, Inc, (the "BA22") a public non-reporting company (that was initially incorporated in Nevada in March 1998 as Business Advantage #22, Inc). BA22 acquired 100% of the Company's outstanding common stock by issuing one share of its common stock for each share of the Company's then outstanding common stock of 21,262,250 shares. The acquisition was treated as a recapitalization for accounting purposes.

Through December 31, 2005, the Company was a developmental stage e-commerce company. The Company currently operates an e-commerce website that enables any business to establish a fully functional online retail

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               June 30, 2009

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

Acquisition with Genesis

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

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               June 30, 2009

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

Unaudited pro forma results of operations data as if the Company and Genesis had occurred are as follows:

                                  The Company        The Company
                                  and Genesis        and Genesis
                                 for the six      for the six
                                 months ended       months ended
                                 June 30, 2009     June 30, 2008
                                 --------------     --------------
Pro forma revenues                $ 54,661            $ 47,910
Pro forma loss from
  operations                       (90,152)           (685,116)
Pro forma net loss                 288,378           3,010,145
Pro forma diluted loss
  per share                       $  (0.00)           $  (0.07)

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

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               June 30, 2009

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

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets," the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               June 30, 2009

carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2009 and June 30, 2008.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the six months ended June 30, 2009, the Company did not grant any stock options to employees.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of June 30, 2009 and 2008, there were options and warrants to purchase 2,525,000 and 2,025,000 shares of common stock which could potentially dilute future earnings per share.

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                              June 30, 2009

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

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               June 30, 2009

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

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               June 30, 2009

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

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               June 30, 2009

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board
(APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1.

In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on the Company's consolidated financial statements.

EITF 08-6, which is effective January 1, 2009, clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is applied on a prospective basis to future transactions.

EITF 08-7, which is effective January 1, 2009, clarifies that a defensive intangible asset (an intangible asset that the entity does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset) should be accounted for as a separate unit of accounting and should be assigned a useful life that reflects the entity's consumption of thee expected benefits related to the asset. EITF 08-7 is applied on a prospective basis to future transactions.

FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the earnings per

             Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               June 30, 2009

share calculation pursuant to the two class method. The effect of adoption of FSP EITF 03-6-1 was not material to the Company's consolidated results of operations.

APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 was adopted on January 1, 2009, and did not affect the Company's consolidated financial position or consolidated results of operations.

FSP FAS 115-2/124-2 changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. Since FSP FAS 115-2/124-2 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt the provisions of FSP FAS 115-2/124-2 during the second quarter of 2009 and is currently assessing the impact of adoption on its consolidated financial position and consolidated results of operations.

FSP FAS 107-1/APB 28-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1/APB 28-1, disclosures about fair values of financial instruments were only required to be disclosed annually. FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. Since FSP FAS 107-1/APB 28-1 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt FSP FAS 107-1/APB 28-1 in the second quarter 2009. Since FSP FAS 107-1/APB 28-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption will not affect the Company's consolidated financial position or consolidated results of operations.

             Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               June 30, 2009

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities,
(2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the quarter ending September 30, 2009. This will not have an impact on the consolidated results of the Company.

EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The effect of adoption of EITF 07-1 did not affect the Company's consolidated financial position or consolidated results of operations.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 13, 2009. We are not aware of any significant events that occurred subsequent to the

             Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               June 30, 2009

balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial
Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT

At June 30, 2009, property and equipment consist of the following:

                                             Useful Life
                                               (Years)
                                             -----------
  Computer equipment and software                  5       $  12,542
  Office furniture and fixtures and
    equipment                                      7           4,328
                                                           ---------
                                                              16,870
  Less accumulated depreciation                              (15,836)
                                                            --------
                                                            $  1,034
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

For the six months ended June 30, 2009 and 2008, depreciation expense amounted to $337 and $1,262, respectively.

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               June 30, 2009

NOTE 3 - LOANS PAYABLE

On May 22, 2008, in connection with the Merger, the Company assumed loans payable from certain third parties. These loans bear 8% interest per annum and are payable on demand. As of June 30, 2009, loans payable and related accrued interest amounted to $40,000 and $9,971, respectively. As of December 31, 2008, loans payable and related accrued interest amounted to $40,000 and $8,371, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

Certain officers of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand.

In May 2009, the Company issued 4,900,000 shares of common stock to an officer of the Company in connection with a settlement of related party loans of $49,000. The Company valued these common shares at the fair market value on the date of grant at $0.05 per share or $245,000. The Company has recognized interest expense of $196,000 in connection with this settlement.

At June 30, 2009 and December 31, 2008, the Company owed these related parties $26,585 and $78,385 respectively,


NOTE 5 - NOTE PAYABLE

On May 22, 2008, in connection with the acquisition, the Company assumed a note payable from a third party. These loans bear 8% interest per annum and is payable on demand. As of June 30, 2009, note payable and related accrued interest amounted to $15,647 and $6,541, respectively. As of December 31, 2008, note payable and related accrued interest amounted to $15,647 and $6,228, respectively.


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

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               June 30, 2009

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

At June 30, 2009 and December 31, 2008, convertible debt amounted to
$931,919.


NOTE 7 - GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $7,802,275, had net losses, negative working capital and negative cash flows from operations for the six months ended June 30, 2009 of $288,378, $1,096,253 and $81,489 respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the six months ended June 30, 2009, the Company sold 29,662,750 common shares for net proceeds of $145,029 and subscription receivable of $53,234. For the six months ended June 30, 2009 the Company collected subscription receivable of $26,750

Management is attempting to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company shareholders have continued to advance funds to the Company but there can be no assurance that future advances will be made available. The Company's limited financial resources have prevented the Company from

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               June 30, 2009

aggressively advertising its products and services to achieve consumer recognition. These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 8 - STOCKHOLDERS' DEFICIT

Common Stock

For the six months ended June 30, 2009, the Company received net proceeds of $145,029 and subscription receivable of $53,234 from the sale of 29,662,750 shares of the Company's common stock.

For the six months ended June 30, 2009, the Company collected subscription receivable of $26,750.

In May 2009, the Company issued 4,900,000 shares of common stock to an officer of the Company in connection with a settlement of related party loans of $49,000. The Company valued these common shares at the fair market value on the date of grant at $0.05 per share or $245,000. The Company has recognized interest expense of $196,000 in connection with this settlement.

Stock Options

A summary of the stock options as of June 30, 2009 and changes during the periods is presented below:

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

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                               June 30, 2009

The following table summarizes the Company's stock option outstanding at June 30, 2009:
                              OPTIONS OUTSTANDING AND EXERCISABLE
                              -----------------------------------

                                         WEIGHTED       WEIGHTED
                                          AVERAGE       AVERAGE
          RANGE OF                       REMAINING      EXERCISE
      EXERCISE PRICE       NUMBER          LIFE          PRICE
      --------------       ------        ---------      --------
           $ 0.40        2,025,000     1 year after       0.40
                                       effective
                                       registration

NOTE 9 - SUBSEQUENT EVENTS

In August 2009, the Company received net proceeds of approximately $4,500 from the sale of 100,000 shares of the Company's common stock.

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

GOING CONCERN

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of approximately $7.8 million, a working capital deficit of $1,096,253, had net losses for the six months ended June 30, 2009 of $288,378 and cash used in operations during the six months ended June 30, 2009 of $81,489. While we are attempting to increase sales, it has not been significant enough to support the registrant's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

Results of Operations.

For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

Net sales for the six months ended June 30, 2009 were $54,661 as compared to net sales of $47,910 for the six months ended June 30, 2008, an increase of $6,751 or approximately 14%. We are continuing to create customer awareness for our products. Additionally, we have begun offering website hosting services. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Total operating expenses for the six months ended June 30, 2009 were $144,813, a decrease of $445,632, or approximately 75%, from total operating expenses for the six months ended June 30, 2008 of $590,445. This decrease is primarily attributable to:

      - an increase of $13,563, or approximately 143%, in professional fees incurred in connection with our SEC filings. This increase is primarily related to increase in audit fees,

   - a decrease of $184,089, or approximately 91%, in consulting fees in connection with the issuance of our common stock for services rendered and amortization of prepaid expense in connection with deferred compensation in 2008. This decrease is primarily attributable to a decrease in issuance of our common stock for services rendered during the six months ended June 30, 2009 as compared to the same period in 2008,

   - a decrease of $250,928, or 86%, in compensation expense to $39,542 for the six months ended June 30, 2009 as compared to $290,470 for the six months ended June 30, 2008. Compensation expense which includes salaries and stock based compensations to our employees.
During the six months ended June 30, 2009, we did not issue shares of our common stock as compensation to our employees and is primarily attributable to this decrease. During the six months ended June 30, 2008, the Company issued in aggregate 3,000,000 shares of common stock to our CEO and an officer in connection with their employment agreements dated January 14, 2008. Additionally, the decrease is also attributable to the decrease in employees,

   - a decrease of $24,178, or approximately 27%, in other selling, general and administrative expenses as a result of decrease in general expenses and office expenses attributable to decreased spending due to limited financial resources.

We reported a loss from operations of $90,152 for six months ended June 30, 2009 as compared to a loss from operations of $542,535 for the six months ended June 30, 2008.

Total other expense for the six months ended June 30, 2009 were $198,226, a decrease of $2,100,997, from total other expense for six months ended June 30, 2008 of $2,299,223. This decrease is primarily attributable to:

   - a decrease of $852,604 in interest expense as a result of the assumption of certain convertible debt in connection with a settlement agreement entered into on May 23, 2008. We also recognized a gain on settlement of debt of $469,284 to a former officer of Genesis in connection with this settlement agreement during the six months ended June 30, 2008.

   - a decrease of $1,717,602 in impairment expense as a result of our acquisition of Genesis which resulted to a recognition of goodwill. We deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date.

We reported a net loss of $288,378 or (0.00) per share for the six months ended June 30, 2009 as compared to a net loss of $2,841,758 or $(0.07) per share for the six months ended June 30, 2008.

For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

Net sales for the three months ended June 30, 2009 were $24,117 as compared to net sales of $23,094 for the three months ended June 30, 2008, an increase of $1,023 or approximately 4%. We are continuing to create customer awareness for our products. Additionally, we have begun offering website hosting services. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Total operating expenses for the three months ended June 30, 2009 were $86,525, a decrease of $66,688, or approximately 44%, from total operating expenses for the three months ended June 30, 2008 of $153,213. This decrease is primarily attributable to:

      - an increase of $11,313, or approximately 100%, in professional fees incurred in connection with our SEC filings. This increase is primarily related to increase in audit fees,

   - a decrease of $52,182, or approximately 86%, in consulting fees in connection with the issuance of our common stock for services rendered and amortization of prepaid expense in connection with deferred compensation in 2008. This decrease is primarily attributable to a decrease in issuance of our common stock for services rendered during the three months ended June 30, 2009 as compared to the same period in 2008,

   - a decrease of $22,190, or 51%, in compensation expense to $21,010 for the three months ended June 30, 2009 as compared to $43,200 for the three months ended June 30, 2008. Compensation expense which includes salaries and stock based compensations to our employees. During the three months ended June 30, 2009, the decrease is primarily attributable to the decrease in employees,

   - a decrease of $3,629, or approximately 9%, in other selling, general and administrative expenses as a result of decrease in general expenses and office expenses attributable to decreased spending due to limited financial resources.

We reported a loss from operations of $62,408 for three months ended June 30, 2009 as compared to a loss from operations of $130,119 for the three months ended June 30, 2008.

Total other expense for the three months ended June 30, 2009 were $197,113, an increase of $2,102,035, from total other expense for three months ended June 30, 2008 of $2,299,148. This increase is primarily attributable to:

   - a decrease of $853,717 in interest expense as a result of the assumption of certain convertible debt in connection with a settlement agreement entered into on May 23, 2008. We also recognized a gain on settlement of debt of $469,284 to a former officer of Genesis in connection with this settlement agreement during the three months ended June 30, 2008.

   - a decrease of $1,717,602 in impairment expense as a result of our acquisition of Genesis which resulted to a recognition of goodwill. We deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date.

We reported a net loss of $259,521 or (0.00) per share for the three months ended June 30, 2009 as compared to a net loss of $2,429,267 or $(0.06) per share for the three months ended June 30, 2008.

Liquidity and Capital Resources

During the six months ended June 30, 2009, we received net proceeds of $145,029 and subscription receivable of $53,234 from the sale of our common stock. For the six months ended June 30, 2009, we collected subscription receivable of $26,750. These funds were used for working capital purposes.

Net cash used in operating activities for the six months ended June 30, 2009 amounted to $81,489 and was primarily attributable to our net losses of $288,378 offset by depreciation of $337, interest expense of $196,000 in connection with the settlement of a related party loan and changes in assets and liabilities of $10,552. Net cash used in operating activities for the six months ended June 30, 2008 amounted to $153,876 and was primarily attributable to our net losses of $2,841,758 offset by stock based compensation of $283,894, amortization of prepaid expense in connection with deferred compensation of $127,585, depreciation of $1,262, impairment expense of $1,717,602, interest expense of $1,049,717 in connection with the settlement agreement and add back of gain on settlement of debt of $469,284 and changes in assets and liabilities of $22,894.

Net cash flows used in investing activities was $11,000 for the six months ended June 30, 2009 as compared to $0 for the six months ended June 30, 2008.

Net cash flows provided by financing activities was $168,979 for the six months ended June 30, 2009 as compared to net cash provided by financing activities of $185,112 for the six months ended June 30, 2008, a decrease of $16,133. For the six months ended June 30, 2009, we received proceeds from the sale of common stock and collection of subscription receivable of $171,779 offset by payments on related party advances of $2,800. For the six months ended June 30, 2008, we received proceeds from the sale of common stock of $265,712, proceeds from related parties of $8,000 and offset by payments on related party advances of $88,600.

We reported a net increase in cash for the six months ended June 30, 2009 of $76,490 as compared to a net increase in cash of $31,236 for the six months ended June 30, 2008. At June 30, 2009, we had cash on hand of $78,809.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board
(APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1.

In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on the Company's consolidated financial statements.

EITF 08-6, which is effective January 1, 2009, clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is applied on a prospective basis to future transactions.

EITF 08-7, which is effective January 1, 2009, clarifies that a defensive intangible asset (an intangible asset that the entity does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset) should be accounted for as a separate unit of accounting and should be assigned a useful life that reflects the entity's consumption of thee expected benefits related to the asset. EITF 08-7 is applied on a prospective basis to future transactions.

FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the earnings per share calculation pursuant to the two class method. The effect of adoption of FSP EITF 03-6-1 was not material to the Company's consolidated results of operations.

APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 was adopted on January 1, 2009, and did not affect the Company's consolidated financial position or consolidated results of operations.

FSP FAS 115-2/124-2 changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. Since FSP FAS 115-2/124-2 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt the provisions of FSP FAS 115-2/124-2 during the second quarter of 2009 and is currently assessing the impact of adoption on its consolidated financial position and consolidated results of operations.

FSP FAS 107-1/APB 28-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1/APB 28-1, disclosures about fair values of financial instruments were only required to be disclosed annually. FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. Since FSP FAS 107-1/APB 28-1 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt FSP FAS 107-1/APB 28-1 in the second quarter 2009. Since FSP FAS 107-1/APB 28-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption will not affect the Company's consolidated financial position or consolidated results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities,
(2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the quarter ending September 30, 2009. This will not have an impact on the consolidated results of the Company.

EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The effect of adoption of EITF 07-1 did not affect the Company's consolidated financial position or consolidated results of operations.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 13, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.


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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our

CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of June 30, 2009.


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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the second quarter of 2009. Based on their evaluation and the situations described above, our CEO and CFO, or those persons performing similar functions, identified that the newly implemented internal controls over financial reporting will materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None.

Item 1A. Risk Factors.  Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the six months ended June 30, 2009, Genesis received net proceeds of $145,029 and subscription receivable of $53,234 from the sale of 29,662,750 shares of Genesis' common stock.

For the six months ended June 30, 2009, Genesis collected subscription receivable of $26,750.

In May 2009, Genesis issued 4,900,000 shares of common stock to Edward
C. Dillon, an officer of Genesis in connection with a settlement of related party loans of $49,000.

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

Dated:  August 13, 2009

GENESIS ELECTRONICS GROUP, INC.

By: /s/ Edward C. Dillon
---------------------------
Edward C. Dillon, CEO and Director