Form 10-Q
period 2009-09-30
Genesis Electronics Group, Inc.
filed 2009-11-10
CIK 1302913

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2009

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      333-118993


                    Genesis Electronics Group, Inc.
                      formerly Pricester.com, Inc.
 (Exact name of Registrant in its charter)

          Nevada                                       41-2137356
 (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                     Identification
                                                          number)

   5555 Hollywood Blvd., Suite 303
     Hollywood, Florida                                33021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, October 31, 2009:

  Common Stock  -  149,993,239

GENESIS ELECTRONICS GROUP, INC.
FORM 10-Q
For the quarterly period ended September 30, 2009
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      21
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        29
Item 4T. Controls and Procedures                              29

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    30
Item 1A. Risk Factors                                         30
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        30
Item 3.  Defaults upon Senior Securities                      30
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            30
Item 5.  Other Information                                    30
Item 6.  Exhibits                                             30

SIGNATURES                                                    31

PART I
FINANCIAL INFORMATION

Item I - FINANCIAL STATEMENTS

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                       Year ended
                                                SEPTEMBER 30,          December 31,
                                                     2009                2008
                                                  (UNAUDITED)           (AUDITED)
                                                 -------------       ------------
ASSETS
CURRENT ASSETS:
   Cash                                           $     34,710       $      2,319
   Prepaid expense and other current asset              14,160              3,160
                                                  ------------       ------------
   Total current assets                                 48,870              5,479

PROPERTY AND EQUIPMENT, net                                864              1,371
                                                  ------------       ------------
Total assets                                      $     49,734       $      6,850
                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses          $    173,325       $    152,837
   Convertible debt                                    931,919            931,919
   Note payable                                         15,647             15,647
   Loan payable                                         40,000             40,000
   Due to related parties                               23,085             78,385
   Deferred revenue                                        332                682
                                                  ------------       ------------
   Total current liabilities                         1,184,308          1,219,470
                                                  ------------       ------------

STOCKHOLDERS' DEFICIT:
   Common stock, par value $0.001,
    300,000,000 authorized, 142,620,739 and
     106,602,989 issued and outstanding at
     September 30, 2009 and December 31,
     2008, respectively                                142,621            106,603
   Additional paid-in-capital                        6,665,459          6,219,824
   Accumulated deficit                              (7,888,520)        (7,513,897)
   Subscription receivable                             (54,134)           (25,150)
                                                  ------------       ------------
   Total stockholders' deficit                      (1,134,574)        (1,212,620)
                                                  ------------       ------------

Total liabilities and stockholders' deficit       $     49,734       $      6,850
                                                  ============       ============

See notes to unaudited consolidated financial statements

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                For the Three Months Ended    For the Nine Months Ended
                                        September 30,               September 30,
                                     2009        2008            2009         2008
                                  ----------   ----------      ----------   ----------
                                 (Unaudited)   (Unaudited)    (Unaudited)  (Unaudited)
Net Sales                        $    14,511   $    36,957   $    69,172   $   84,867
                                 -----------   -----------   -----------   ----------

Operating expenses
  Professional fees                    7,832        10,468        30,887       19,960
  Consulting fees                     27,070         6,920        45,310      209,249
  Compensation                        21,120        47,199        60,662      337,669
  Other selling, general and
    administrative                    43,621        36,124       107,597      124,278
                                 -----------     ---------   -----------   ----------
    Total operating expenses          99,643       100,711       224,456      691,156
                                 -----------     ---------   -----------   ----------
Loss from operations                 (85,132)      (63,754)     (175,284)    (606,289)
                                 -----------     ---------   -----------   ----------
Other income (expenses):
  Other expense                            -             -             -          (75)
  Gain on settlement of debt               -             -             -      469,284
  Impairment expense                       -             -             -   (1,717,602)
  Interest expense                    (1,113)       (1,113)     (199,339)  (1,051,943)
                                 -----------     ---------   -----------   ----------
    Total other income (expenses)     (1,113)       (1,113)     (199,339)  (2,300,336)
                                 -----------     ---------   -----------   ----------

Loss before provision for
  income taxes                       (86,245)      (64,867)     (374,623)  (2,906,625)
Provision for income taxes                 -             -             -            -
                                 -----------     ---------   -----------   ----------
  Net loss                       $   (86,245)  $   (64,867)  $  (374,623) $(2,906,625)
                                 ===========   ===========   ===========  ===========

Net loss per common share
    - basic and diluted          $         -   $         -   $         -  $     (0.06)
                                 ===========   ===========   ===========  ===========
  Weighted average number of
   shares outstanding- basic
   and diluted                   141,389,035    57,961,293   130,816,886   46,352,392
                                 ===========    ==========   ===========   ==========

See notes to unaudited consolidated financial statements

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                       2009              2008
                                                       ----              ----
                                                    (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net loss                                            $ (374,623)     $(2,906,625)
                                                      ----------      -----------
  Adjustments to reconcile net loss to net cash
   used in operations:
    Depreciation                                             507            1,893
    Common stock issued for services                       8,090          257,920
    Stock warrants issued for services                         -           17,894
    Amortization of prepaid expense in connection
      with deferred compensation                               -          142,585
    Gain on settlement of debt                                 -         (469,284)
    Interest expense for the settlement of a related
      party loan                                         196,000                -
    Interest expense in connection with the
      settlement agreement                                     -        1,049,717
    Impairment of goodwill                                     -        1,717,602
  Changes in assets and liabilities:
    Prepaid expenses and other                           (11,000)               -
    Accounts receivable and accrued expenses              20,488          (22,426)
    Deferred revenues                                       (350)            (976)
                                                       ---------        ---------
          Total adjustments                              213,735        2,694,925
                                                       ---------        ---------
Net cash used in operating activities                   (160,888)        (211,700)
                                                       ---------        ---------
 Cash flows from financing activities
  Proceeds from sale of common stock                     199,579          303,412
  Proceeds from related parties                                -            8,000
  Payments on related party advances                      (6,300)         (91,100)
                                                       ---------        ---------
Net cash provided by financing activities                193,279          220,312
                                                       ---------        ---------
Net increase in cash                                      32,391            8,612
Cash - beginning of the year                               2,319              850
                                                       ---------        ---------
Cash - end of the period                               $  34,710        $   9,462
                                                       =========        =========




Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                           $       -        $       -
                                                       =========        =========
    Income taxes                                       $       -        $       -
                                                       =========        =========
NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
  Common stock issued for future services              $       -        $ 101,367
                                                       =========        =========
  Common stock issued for settlement of loans          $  49,000        $ 149,598
                                                       =========        =========

See notes to unaudited consolidated financial statements

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                         September 30, 2009

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2008 and notes thereto contained in the Report on Form 10-K of Genesis Electronics Group, Inc. and Subsidiary ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results for the full fiscal year ending December 31, 2009.

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

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                            September 30, 2009

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

Acquisition with Genesis

On May 22, 2008, the Company entered into an Agreement and Plan of Share Exchange by and among the Company, Genesis Electronics, Inc. ("Genesis") and the Genesis Stockholders. Upon closing of the merger transaction contemplated under the Acquisition Agreement, on May 22, 2008 the Company acquired all of the outstanding common shares of Genesis and Genesis became a wholly-owned subsidiary of the Company.

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

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                            September 30, 2009

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

Unaudited pro forma results of operations data as if the Company and Genesis had occurred are as follows:

                                  The Company         The Company
                                  and Genesis         and Genesis
                                 for the nine         for the nine
                                 months ended         months ended
                             September 30, 2009   September 30, 2008
                                 --------------     --------------
Pro forma revenues                $ 69,172            $ 84,867
Pro forma loss from
  operations                      (175,284)           (748,870)
Pro forma net loss                (374,623)         (3,065,012)
Pro forma loss per share          $  (0.00)           $  (0.07)
Pro forma diluted loss
  per share                       $  (0.00)           $  (0.07)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred and is not intended to be a projection of future results.

Reclassification

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on the reported net loss.

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                            September 30, 2009

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

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                           September 30, 2009

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2009. For the nine months ended September 30, 2008, the Company recorded an impairment of goodwill of $1,717,602 on the accompanying statement of operations.

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). For the nine months ended September 30, 2009, the Company did not grant any stock options to employees.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                            September 30, 2009

dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of September 30, 2009 and 2008, there were options and warrants to purchase 2,025,000 shares of common stock which could potentially dilute future earnings per share.

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

Subsequent Events

For the purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending September 30, 2009, subsequent events were evaluated by the Company as of November 5, 2009, the date on which the unaudited consolidated financial statements at and for the period ended September 30, 2009, were available to be issued.

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

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                          September 30, 2009

the customers' websites. The transaction fee income is recognized as earned when funds transfers (via credit card or other forms of payments) between the buyer and seller has been authorized.
     - Revenues from website hosting fees are recognized when earned. Web hosting fees received in advance are reflected as deferred revenue on the accompanying balance sheet.

Recent accounting pronouncements

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock." EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company's own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

On October 10, 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and
(3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company is currently evaluating the impact of adoption of FSP 157-3 on the Company's consolidated financial.

In November 2008, the FASB issued EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets," or EITF No. 08-7. EITF No. 08-7 discusses that when an entity acquired in a business combination or an asset acquisition an intangible asset that it did not intend to actively use, otherwise known as a defensive asset, the entity historically allocated little or no value to the defensive asset. However, with the issuance of SFAS No. 141(R) and SFAS No. 157 the entity must recognize a value for the defensive asset that reflects the asset's highest and best use based on market assumptions. Upon the effective date of both SFAS No. 141(R) and SFAS No. 157, acquirers will generally assign a greater value to a defensive asset than would typically have been assigned under SFAS No. 141. EITF No. 08-7 will be effective for the first annual reporting period beginning on or after December 15, 2008. EITF No. 08-7 will apply prospectively to business combinations for which the acquisition

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                          September 30, 2009

date is after fiscal years beginning on or after December 15, 2008. The adoption of EITF No. 08-7 did not have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued SFAS No. 141 (R), "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." SFAS No. 141 (R) amends and clarifies SFAS No. 141, "Business Combinations," in regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141 (R) applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, "Accounting for Contingencies", if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141 (R). FSP SFAS No. 141 (R) will be effective for the first annual reporting period beginning on or after December 15, 2008. FSP SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141 (R) did not have a material impact on our results of operations or financial condition.
In April 2009, the FASB issued FSP FAS 157-4, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the financial impact that FSP FAS. 157-4 will have, but expects that the financial impact, if any, will not be material on its Consolidated Financial Statements.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the current "intent and ability" indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, FSP FAS 115-2 and FAS 124-2 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the financial impact that FSP FAS 115-2 and FAS 124-2 will have, but expects that the financial impact, if any, will not be material on its consolidated financial statements.

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                          September 30, 2009

In April 2009, the FASB issued FSP 107-1 and 28-1. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4 and 115-2 and 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FAS 107-1 and APB 28-1), which requires publicly traded companies to include in their interim financial reports certain disclosures about the carrying value and fair value of financial instruments previously required only in annual financial statements and to disclose changes in significant assumptions used to calculate the fair value of financial instruments. FAS 107-1 and APB 28-1 is effective for all interim reporting periods ending after June 15, 2009, with early adoption permitted for interim reporting periods ending after March 15, 2009.
The Company adopted FAS 107-1 and APB 28-1 in the second quarter of 2009. The adoption did not have a material impact on the Company's consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS
165). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The statement was adopted by the Company in its second quarter and did not have an impact on its Consolidated Financial Statements.

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                          September 30, 2009

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes the FASB Standards Accounting Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, given that once in effect, the Codification will carry the same level of authority. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2009, property and equipment consist of the following:

                                             Useful Life
                                               (Years)
                                             -----------
  Computer equipment and software                  5       $  12,542
  Office furniture and fixtures and
    equipment                                      7           4,328
                                                           ---------
                                                              16,870
  Less accumulated depreciation                              (16,006)
                                                            --------
                                                            $    864
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
                                                           ---------
                                                              16,870

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                          September 30, 2009


  Less accumulated depreciation                              (15,499)
                                                            --------
                                                            $  1,371

For the nine months ended September 30, 2009 and 2008, depreciation expense amounted to $507 and $1,893, respectively.


NOTE 3 - LOANS PAYABLE

On May 22, 2008, in connection with the Merger, the Company assumed loans payable from certain third parties. These loans bear 8% interest per annum and are payable on demand. As of September 30, 2009, loans payable and related accrued interest amounted to $40,000 and $10,771, respectively. As of December 31, 2008, loans payable and related accrued interest amounted to $40,000 and $8,371, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

Certain officers of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At September 30, 2009 and December 31, 2008, the Company owed these related parties $23,085 and $78,385, respectively.

In May 2009, the Company issued 4,900,000 shares of common stock to an officer of the Company in connection with a settlement of related party loans of $49,000. The Company valued these common shares at the fair market value on the date of grant at $0.05 per share or $245,000. The Company has recognized interest expense of $196,000 in connection with this settlement.


NOTE 5 - NOTE PAYABLE

On May 22, 2008, in connection with the acquisition, the Company assumed a note payable from a third party. These loans bear 8% interest per annum and is payable on demand. As of September 30, 2009, note payable and related accrued interest amounted to $15,647 and $7,167, respectively. As of December 31, 2008, note payable and related accrued interest amounted to $15,647 and $6,228, respectively.


NOTE 6 - CONVERTIBLE DEBT

On May 22, 2008, in connection with the acquisition, the Company assumed certain debts from a third party, Corporate Debt Solutions ("Corporate Debt") amounting to $1,049,717. Corporate Debt assumed a total of $1,049,717 of promissory notes issued by two former officers of Genesis

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                         September 30, 2009

and a certain third party. These promissory notes were issued to the Company's subsidiary, Genesis. Immediately following the closing of the Merger, on May 23, 2008, the Company entered into a settlement agreement with Corporate Debt Solutions. Pursuant to the settlement agreement, the Company shall issue shares of common stock and deliver to Corporate Debt, to satisfy the principal and interest due and owing through the issuance of freely trading securities of up to 100,000,000 shares. The parties have agreed that Corporate Debt shall have no ownership rights to the Settlement Shares not yet issued until it has affirmed to the Company that it releases the Company for the proportionate amount of claims represented by each issuance. The said requested number of shares of common stock is not to exceed 4.99% of the outstanding stock of the Company at any one time. In connection with this settlement agreement, the Company recorded and deemed such debt as a convertible liability with a fixed conversion price of $0.01. Accordingly, the Company recognized a total debt discount of $1,049,717 due to a beneficial conversion feature and such debt discount was immediately amortized to interest expense during fiscal year 2008.

In June 2008, the Company issued 2,223,456 shares in connection with the conversion of this convertible debt. The fair value of such shares issued amounted to approximately $23,346.

Between July 2008 and August 2008, the Company issued 8,995,374 shares in connection with the conversion of this convertible debt. The fair value of such shares issued amounted to approximately $94,452.

At September 30, 2009 and December 31, 2008, convertible debt amounted to $931,919.


NOTE 7 - GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $7,888,520, had net losses, negative working capital and negative cash flows from operations for the nine months ended September 30, 2009 of $374,623, $1,135,438 and $160,888 respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the nine months ended September 30, 2009, the Company sold 30,917,750 common shares for net

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                        September 30, 2009

proceeds of $160,329 and subscription receivable of $68,234. For the nine months ended September 30, 2009 the Company collected subscription receivable of $39,250.

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

NOTE 8 - STOCKHOLDERS' DEFICIT

Common Stock

For the nine months ended September 30, 2009, the Company received net proceeds of $160,329 and subscription receivable of $68,234 from the sale of 30,917,750 shares of the Company's common stock.

For the nine months ended September 30, 2009, the Company collected subscription receivable of $39,250.

In May 2009, the Company issued 4,900,000 shares of common stock to an officer of the Company in connection with a settlement of related party loans of $49,000. The Company valued these common shares at the fair market value on the date of grant at $0.05 per share or $245,000. The Company has recognized interest expense of $196,000 in connection with this settlement.

Between August 2009 and September 2009, the Company issued an aggregate of 200,000 shares of common stock for technical advisory services rendered. The Company valued these common shares at the fair value on the date of grant ranging approximately from $.03 to $.05 per share or $8,090. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $8,090 during the nine months ended September 30, 2009.

              Genesis Electronics Group, Inc. and Subsidiary
           Notes to Unaudited Consolidated Financial Statements
                        September 30, 2009

Stock Options

A summary of the stock options as of September 30, 2009 and changes during the periods is presented below:

                                                          Weighted
Average
                                       Number of Options   Exercise
Price
  Balance at beginning of year            2,025,000            $0.40
  Granted                                         -                -
  Exercised                                       -                -
  Cancelled                                       -                -
                                          ---------            -----
  Balance at end of period                2,025,000            $0.40
                                          =========            =====
  Options exercisable at end of period    2,025,000            $0.40
                                          =========            =====

The following table summarizes the Company's stock option outstanding at September 30, 2009:
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
                                       effective
                                       registration

NOTE 9 - SUBSEQUENT EVENTS

In October 2009, the Company received net proceeds of approximately $51,050 and subscription receivable of $45,500 from the sale of 5,222,500 shares of the Company's common stock.

In October 2009, the Company issued in aggregate 2,000,000 shares of common stock to the Company's CEO and an officer of the Company in connection with their employment agreements. The Company valued these common shares at the fair market value on the date of grant at $.03 per share or $62,000 and has been recorded as stock-based compensation.

In October 2009, the Company issued in aggregate 150,000 shares of common stock to three officers of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.03 per share or $4,650 and has been recorded as stock-based compensation.

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

GOING CONCERN

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of approximately $7.9 million, a working capital deficit of $1,135,438, had net losses for the nine months ended September 30, 2009 of $374,623 and cash used in operations during the nine months ended September 30, 2009 of $160,888. While we are attempting to increase sales, it has not been significant enough to support the registrant's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

Results of Operations.

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Net sales for the nine months ended September 30, 2009 were $69,172 as compared to net sales of $84,867 for the nine months ended September 30, 2008, a decrease of $15,695 or approximately 19%. We are continuing to create customer awareness for our products. The decrease in revenues is primarily attributable to the non renewal of subscribers who had completed their annual hosting commitment during the nine months ended September 30, 2009. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Total operating expenses for the nine months ended September 30, 2009 were $244,456, a decrease of $446,700, or approximately 65%, from total operating expenses for the nine months ended September 30, 2008 of $691,156. This decrease is primarily attributable to:

      - an increase of $10,927, or approximately 55%, in professional fees incurred in connection with our SEC filings. This increase is primarily related to increase in audit fees,

   - a decrease of $163,939, or approximately 78%, in consulting fees in connection with the issuance of our common stock for services rendered and amortization of prepaid expense in connection with deferred compensation in 2008. This decrease is primarily attributable to a decrease in issuance of our common stock for services rendered during the nine months ended September 30, 2009 as compared to the same period in 2008,

   - a decrease of $277,007, or 82%, in compensation expense to $60,662 for the nine months ended September 30, 2009 as compared to $337,669 for the nine months ended September 30, 2008. Compensation expense which includes salaries and stock based compensations to our employees. During the nine months ended September 30, 2009, we did not issue shares of our common stock as compensation to our employees and is primarily attributable to this decrease. During the nine months ended September 30, 2008, the Company issued in aggregate 3,000,000 shares of common stock to our CEO and an officer in connection with their employment agreements dated January 14, 2008. Additionally, the decrease is also attributable to the decrease in employees,

   - a decrease of $16,681, or approximately 13%, in other selling, general and administrative expenses as a result of decrease in general expenses and office expenses attributable to decreased spending due to limited financial resources.

We reported a loss from operations of $175,284 for nine months ended September 30, 2009 as compared to a loss from operations of $606,289 for the nine months ended September 30, 2008.

Total other expense for the nine months ended September 30, 2009 were $199,339, a decrease of $2,100,997, from total other expense for nine months ended September 30, 2008 of $2,300,336. This decrease is primarily attributable to:

   - a decrease of $852,604 in interest expense as a result of the assumption of certain convertible debt in connection with a settlement agreement entered into on May 23, 2008. We also recognized a gain on settlement of debt of $469,284 to a former officer of Genesis in connection with this settlement agreement during the nine months ended September 30, 2008.

   - a decrease of $1,717,602 in impairment expense as a result of our acquisition of Genesis which resulted to a recognition of goodwill. We deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date.

We reported a net loss of $374,623 or (0.00) per share for the nine months ended September 30, 2009 as compared to a net loss of $2,906,625 or $(0.06) per share for the nine months ended September 30, 2008.

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

Net sales for the three months ended September 30, 2009 were $14,511 as compared to net sales of $36,957 for the three months ended September 30, 2008, a decrease of $22,446 or approximately 61%. We are continuing to create customer awareness for our products. The decrease in revenues is primarily attributable to the non renewal of subscribers who had completed their annual hosting commitment during the three months ended September 30, 2009. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Total operating expenses for the three months ended September 30, 2009 were $99,643, a decrease of $1,068, or approximately 1%, from total operating expenses for the three months ended September 30, 2008 of $100,711. This decrease is primarily attributable to:

      - a decrease of $2,636, or approximately 25%, in professional fees incurred in connection with our SEC filings. This increase is primarily related to a decrease in accounting fees. During the nine months ended September 30, 2008, accounting fees were higher due to the acquisition of Genesis Electronics, Inc.

   - an increase of $20,150, or approximately 291%, in consulting fees in connection with the issuance of our common stock for services rendered. The increase is primarily attributable to the issuance of 200,000 shares of our common stock for technical advisory services rendered during the three months ended September 30, 2009 as compared to the same period in 2008.

   - a decrease of $26,079, or 55%, in compensation expense to $21,120 for the three months ended September 30, 2009 as compared to $47,199 for the three months ended September 30, 2008. Compensation expense which includes salaries and stock based compensations to our employees.
During the three months ended September 30, 2009, the decrease is primarily attributable to the decrease in employees,

   - a slight increase of $7,497, or approximately 21%, in other selling, general and administrative expenses.

We reported a loss from operations of $85,132 for three months ended September 30, 2009 as compared to a loss from operations of $63,754 for the three months ended September 30, 2008.

   - Total other expense for the three months ended September 30, 2009 and 2008 was $1,113.

We reported a net loss of $86,245 or (0.00) per share for the three months ended September 30, 2009 as compared to a net loss of $64,867 or $(0.00) per share for the three months ended September 30, 2008.

Liquidity and Capital Resources

During the nine months ended September 30, 2009, we received net proceeds of $160,329 and subscription receivable of $68,234 from the sale of our common stock. For the nine months ended September 30, 2009, we collected subscription receivable of $39,250. These funds were used for working capital purposes.

Net cash used in operating activities for the nine months ended September 30, 2009 amounted to $160,888 and was primarily attributable to our net losses of $374,623 offset by depreciation of $507, stock based expense of $8,090, interest expense of $196,000 in connection with the settlement of a related party loan and changes in assets and liabilities of $9,138. Net cash used in operating activities for the nine months ended September 30, 2008 amounted to $211,700 and was primarily attributable to our net losses of $2,906,625 offset by stock based compensation of $275,814, amortization of prepaid expense in connection with deferred compensation of $142,585, depreciation of $1,893, impairment expense of $1,717,602, interest expense of $1,049,717 in connection with the settlement agreement and add back of gain on settlement of debt of $469,284 and changes in assets and liabilities of $23,402.

Net cash flows provided by financing activities was $193,279 for the nine months ended September 30, 2009 as compared to net cash provided by financing activities of $220,312 for the nine months ended September 30, 2008, a decrease of $27,033. For the nine months ended September 30, 2009, we received proceeds from the sale of common stock and collection of subscription receivable of $199,579 offset by payments on related party advances of $6,300. For the nine months ended September 30, 2008, we received proceeds from the sale of common stock of $303,412, proceeds from related parties of $8,000 and offset by payments on related party advances of $91,100.

We reported a net increase in cash for the nine months ended September 30, 2009 of $32,391 as compared to a net increase in cash of $8,612 for the nine months ended September 30, 2008. At September 30, 2009, we had cash on hand of $34,710.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock." EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company's own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

On October 10, 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how
(1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and
(3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company is currently evaluating the impact of adoption of FSP 157-3 on the Company's consolidated financial.

In November 2008, the FASB issued EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets," or EITF No. 08-7. EITF No. 08-7 discusses that when an entity acquired in a business combination or an asset acquisition an intangible asset that it did not intend to actively use, otherwise known as a defensive asset, the entity historically allocated little or no value to the defensive asset. However, with the issuance of SFAS No. 141(R) and SFAS No. 157 the entity must recognize a value for the defensive asset that reflects the asset's highest and best use based on market assumptions. Upon the effective date of both SFAS No. 141(R) and SFAS No. 157, acquirers will generally assign a greater value to a defensive asset than would typically have been assigned under SFAS No. 141. EITF No. 08-7 will be effective for the first annual reporting period beginning on or after December 15, 2008. EITF No. 08-7 will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of EITF No. 08-7 did not have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued SFAS No. 141 (R), "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." SFAS No. 141 (R) amends and clarifies SFAS No. 141, "Business Combinations," in regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141 (R) applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, "Accounting for Contingencies", if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141 (R). FSP SFAS No. 141 (R) will be effective for the first annual reporting period beginning on or after December 15, 2008. FSP SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141 (R) did not have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 157-4, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. T he Company is currently evaluating the financial impact that FSP FAS. 157-4 will have, but expects that the financial impact, if any, will not be material on its Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the current "intent and ability" indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, FSP FAS 115-2 and FAS 124-2 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the financial impact that FSP FAS 115-2 and FAS 124-2 will have, but expects that the financial impact, if any, will not be material on its consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and 28-1. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4 and 115-2 and 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FAS 107-1 and APB 28-1), which requires publicly traded companies to include in their interim financial reports certain disclosures about the carrying value and fair value of financial instruments previously required only in annual financial statements and to disclose changes in significant assumptions used to calculate the fair value of financial instruments. FAS 107-1 and APB 28-1 is effective for all interim reporting periods ending after June 15, 2009, with early adoption permitted for interim reporting periods ending after March 15, 2009.
The Company adopted FAS 107-1 and APB 28-1 in the second quarter of 2009. The adoption did not have a material impact on the Company's consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS
165). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The statement was adopted by the Company in its second quarter and did not have an impact on its Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes the FASB Standards Accounting Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, given that once in effect, the Codification will carry the same level of authority. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

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


Item 4T.  Controls and Procedures

Evaluation of Changes in Internal Control over Financial Reporting:

During the three months ended September 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of September 30, 2009.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None.

Item 1A. Risk Factors.  Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine months ended September 30, 2009, Genesis received net proceeds of $160,329 and subscription receivable of $68,234 from the sale of 30,917,750 shares of Genesis' common stock.

In May 2009, Genesis issued 4,900,000 shares of common stock to Raymond Purdon, an officer and director of Genesis in connection with a settlement of related party loans of $49,000. Genesis valued these common shares at the fair market value on the date of grant at $0.05 per share or $245,000.

Between August 2009 and September 2009, Genesis issued an aggregate of 200,000 shares of common stock to non-affiliates for technical advisory services rendered. Genesis valued these common shares at the fair value on the date of grant ranging approximately from $.03 to $.05 per share or $8,090.

In October 2009, we sold 5,222,500 shares of our common stock to non-affiliates for net proceeds of $51,050 and subscription receivable of $45,500.

In October 2009, Genesis issued 1,000,000 shares of our common stock to Edward C. Dillon, our CEO, in connection with an employment agreement.

In October 2009, Genesis issued 1,000,000 shares of our common stock to Raymond Purdon, an officer and director of Genesis in connection with an employment agreement.

In October 2009, Genesis issued in aggregate 150,000 shares of common stock to Howard Neu, Lee Taylor and Nelson Stark, three officers of Genesis for services rendered.


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

Dated:  November 10, 2009

GENESIS ELECTRONICS GROUP, INC.

By: /s/ Edward C. Dillon
---------------------------
Edward C. Dillon, CEO and Director