Form 10-K
period 2009-12-31
Genesis Electronics Group, Inc.
filed 2010-04-15
CIK 1302913

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-K

 [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
                                  or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______TO _______

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

Title of each class Name of each exchange on which registered.
Not applicable

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to

Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer [ ]               Accelerated filer         [ ]
Non-accelerated filer   [ ]               Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)     Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $7,764,116 on June 30, 2009.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 153,491,906 shares of common stock are issued and outstanding as of March 31, 2010.

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

                         TABLE OF CONTENTS

                                                             Page No.
Part I
Item 1.    Business                                            4
Item 1A.   Risk Factors                                       10
Item 1B.   Unresolved Staff Comments                          11
Item 2.    Properties                                         11
Item 3.    Legal Proceedings                                  11
Item 4.    Submission of Matters to a Vote of
             Security Holders                                 11

Part II
Item 5.    Market for Registrant's Common Equity,
             Related Stockholder Matters and Issuer
             Purchases of Equity Securities.                  12
Item 6.    Selected Financial Data                            13
Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operation                                        13
Item 7A.   Quantitative and Qualitative Disclosures About
             Market Risk                                      21
Item 8.    Financial Statements and Supplementary Data        21
Item 9.    Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.             21
Item 9A    Controls and Procedures.                           21
Item 9B.   Other Information.                                 23

Part III
Item 10.   Directors, Executive Officers and Corporate
             Governance                                       24
Item 11.   Executive Compensation                             26
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters.  28
Item 13.   Certain Relationships and Related Transactions,
             and Director Independence                        29
Item 14.   Principal Accountant Fees and Services.            29

Part IV
Item 15.   Exhibits, Financial Statement Schedules.           31

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

Subsidiary
----------
On May 22, 2008, we completed a share exchange with Genesis Electronics, Inc., a Delaware corporation. Pursuant to the Acquisition Agreement, we acquired all of the outstanding common shares of Genesis Electronics, Inc. and it became our wholly-owned subsidiary.

Genesis Electronics, Inc. was originally formed in Delaware on October 22, 2001 and is engaged on the development of solar and alternative energy applications for consumer devices such as mobile phones.

Corporate operations
--------------------
Genesis's business consist of
   (1) Genesis Electronics: the development and eventual manufacturing and marketing of solar-powered consumer products, based on patented technology either owned by Genesis or licensed from Johns Hopkins University Applied Physics Laboratories,
   (2) Pricester.com: the sales of cost-effective websites and related Internet services primarily to the small business sector, and

   (3) Copia World, a Division of Pricester.com: the development and marketing of an international shopping portal. We have yet to generate substantial revenue because we are still in the developmental and pre-production stages with our solar products, although substantial headway has been made with successfully operating prototypes designed to comply with the standards of a major brand-name manufacturer, and our website and international shopping portal businesses have not yet reached sufficient volume to be self-supporting.

We have suspended operation of the Pricester.com Shopping Portal, which enabled users to build their own websites and sell and auction their goods directly through the portal.

Concerning Genesis Electronics' business, once our first solar-powered product (a charger for a popular, brand-name iphone) is fully compliant with all necessary and elected technical criteria, we will be able to move ahead with manufacturing and marketing the product, as well as the development and marketing of similar products designed for operation with other hand-held and portable electronic devices. Genesis has already formed a strong and active partnership with a Taiwan-based manufacturer and significant strides have been made in product and packaging development, procurement of safety and transport certifications, prototype production and setting up for planned mass-production.

With the worldwide proliferation of cell phones, "smart phones", notebook computers, and so many other portable electronic devices, the widespread and growing problem of inadequate charging life from traditional batteries and the inconvenience (and sometimes unavailability) of re-charging by plugging into a wall outlet, the offering of a more sustainable source for charging is a needed and should be a welcomed addition. Genesis Electronics' fully-functional early prototypes have met with virtually unanimous positive reception from prospective distributors, sales organizations and large scale retailers from both concept and operational standpoints.

Concerning Pricester.com's business, we have developed a technological framework that overcomes prohibitive cost factors and exponentially increases the ease with which small business owners can effectively enter the e-commerce community and credibly compete for customers online.

We have created streamlined processes that permit an economy for the construction of professionally designed, customized, full-functioned e-commerce or informational websites, and for hosting large numbers of such websites. Our services are marketed to the small business sector, where the cost of website design and development has been a barrier to achieving an Internet presence.

As consumer access to the Internet has become more widespread and continues to grow, a website has emerged as an essential tool for small businesses. Small companies and professional practices alike understand the value of a website for establishing credibility and competing for clients and sales.

Concerning Copia World's business, we have launched a unique international shopping portal, now populated with direct website links to over 7,000 stores covering 15 shopping categories in 25 countries.
In addition, the portal also includes a robust travel booking engine in affiliation with a prominent online provider for airfare, hotel accommodations and car rental. Copia World offers consumers and travelers one of the most comprehensive compendiums of access to international shopping available anywhere on the Internet from a single source. The website, www.copiaworld.com, is already very highly ranked by Google and other major search engines for search terms such as "international shopping mall" and "international shopping". Revenue is planned to be derived from paid advertising, gradually replacing PPC ads and potential partnerships with synergistic companies such as international hotel chains and major credit card providers.

Our Products & Services
-----------------------
Overview: The registrant is in the developmental stage of producing and marketing solar-powered consumer products. The registrant also provides services that allow small businesses to have a cost-effective
Internet presence with the website features that consumers want and expect. Additionally, the registrant has built and operates an online international shopping portal, useful for travel planning and online purchasing on a global scale.

1. Genesis Electronics: Genesis Electronics, a wholly-owned subsidiary of Genesis Electronics Group, is engaged in the development and marketing of solutions. We're living in an age of electronics, and the advanced mobile communications tools that this exploding technology has made available. However, battery life and charging technology has not kept pace. A prime example, and one currently being addressed by
Genesis, is the cell phone.   Once an expensive and rarely seen device
used by a mere handful of senior executives and professionals, the cell phone has become the standard communications tool for voice communications.

However, as handy and useful as the cell phone is, there is one major obstacle to its reliability-the limited ability to stay charged and functional. Critical conversations are prematurely aborted, business communication ends, important information doesn't get through. This is a real problem; we've all experienced it, and a simple, workable and affordable solution is needed.

The problem becomes exponentially pronounced with today's more power-hungry "smart phones", where the usage is expanded beyond simple voice communications to Internet access, games, video viewing, audio-visual recording and thousands of downloadable applications.

Genesis Electronics has a solution; a patent-based technology that makes a constant and reliable charge always available to your cell phone or "smart" phone battery. This is accomplished with solar energy-a timely, ecologically-friendly solution, using renewable energy.

Our board of directors feels that the potential for its patented technology and the products and applications that will be forthcoming can represent significant revenue for the corporation. The technology can be adapted to any mobile electronic device, including cell phones, "smart" phones, mp3 players, notebook and laptop computers, digital cameras, etc. Additionally, applications for use with electronic devices employed by the military are being investigated. Production and distribution channels are already in place for "smart" phone application with companies such as Comm Tec, Inc., a Taiwan-based manufacturer.

2. Pricester.com: Pricester.com, a division of Genesis Electronics Group, provides website design services, primarily geared to the needs and budgets of small businesses. Closely related Internet and website services also provided by Pricester include: website hosting, domain registration, Internet search engine and directory submission, Internet marketing services (e.g., webpage optimization, pay-per- click campaign development, etc.), website maintenance, design-related services such as logo creation, and advanced shopping cart and design options for highly customized websites.

While virtually all major retailers and service providers have company websites, the smaller owner-operated businesses-collectively, the largest component of the entire economy-still only have a relatively minor presence on the Internet. There are over 23 million small businesses in the U.S., including businesses with less than 5 employees and those filing 1040 Schedule C returns (Source: U.S. Department of Commerce) and millions still without a web presence to sell and promote their products and services. According to a 2009 report by Ad-Ology Research, an authoritative source used by over 2,000 advertising agencies, media properties and corporate marketing departments, a full 46% of small businesses do not have a website.

Our website design technology permits the professional customization of websites at extremely low cost. The savings are passed along to the business owner, resulting in perhaps the lowest net cost customized website package available on the market today! Competitors offering similar services are operating within a far more labor intensive environment and cannot compete with Pricester's pricing strategy.

Clients receive a customized multi-page website designed for free and agree to pay just a competitive Internet hosting fee and a nominal set-up charge. Small businesses find the deal irresistible, recognizing that they've found a true low-cost alternative to the traditionally cost-prohibitive barriers to developing and hosting a website.

At this time, the Pricester creates the majority of its sales by generating small business leads using outbound automated telemarketing,
and then following up by telephone.   A number of sales are also the
result of client referrals and repeat clients.   Almost all sales are
consummated over the phone.

Concurrently, the registrant is endeavoring to develop strategic partnerships with other companies and organizations that have an interest in the same small business target market. Pricester.com delivers a product that is appealing and important to small business owners. Therefore, logical targets for strategic partnerships are larger corporations, such as mid to large banks, merchant service providers, communications companies, appropriate retail chains and business organizations that actively and competitively seek to acquire and retain small businesses as their customers or members. Pricester's website service is positioned as a valuable addition to the partner's existing product or service, providing more market differentiation and a competitive edge.

The market for affordable business websites is large and still expanding. Pricester's services are specifically geared to address this demand from the small business sector. Additional funding is required to expand marketing efforts in order to reach and further penetrate the market.

3. Copia World: Copia World, www.copiaworld.com, a division of Pricester.com, is an online shopping portal of international scope. We're living in an increasingly global community. Interest in travel, consumer goods and certain services from other countries is exploding. With the vast amount of information available on the Internet, there was a glaring need for a more comprehensive, consumer-friendly, single-source of retailers and select service providers on an international level-the registrant is meeting that challenge with Copia World.

Copia World is a unique international shopping "mall" that provides travelers and consumers with fast access to retailers and businesses worldwide. Currently, the portal includes 25 countries spanning six continents, with 15 major shopping categories including a powerful travel reservation engine and over 7,000 store listings. Copia World features ease of use and direct links to all listed business websites.

Copia World has already achieved extremely high major search engine ranking for relevant terms such as "international shopping mall"
(recently ranked #1 on Google and #4 on Bing, in both cases out of over 24 million matches) and "international shopping" (consistently a top 5 rank).

Visitors can shop for clothing in London, wines or jewelry in Paris, hand-crafted items from Mexico, furs in Moscow, view real estate in Saudi Arabia, peruse the department stores in Brazil, see the offerings from shopping malls in Israel, compare banks in Germany-it's all there and much more! Whether planning a trip, shopping online, or just relaxing for an "armchair tour" of the world's retailers, Copia World is an exceptional resource that's simple to use and enjoy-there's nothing quite like it.

The portal currently displays affiliate ads and is moving towards generating added revenues through subscription advertising from listed companies. The board of directors feels that the potential for Copia World is enormous as the portal continues to grow in population and enhanced features are added. Additionally, corporate partners for Copia World are being sought.

COSTS OF OPERATION

In order to operate the above businesses, continue to develop our products and provide our services, Genesis Electronics Group currently employs personnel for management, technical development and coordination, customer support, technical support, Internet marketing and web design and contract for sales personnel. Our regular monthly expenses are approximately $14,080, broken down as follows:

Payroll & Taxes                         $6,400
Rent                                     1,580
Electric                                   300
Telecommunications (Phones & Servers)    1,500
Accounting services                      2,500
Insurance                                  300
Legal                                    1,500
                                       -------
                                       $14,080
                                       =======

REVENUE STREAMS

Genesis Electronics Group has not generated significant revenues. Currently, revenue is generated solely through the Pricester.com division, as Genesis Electronics and Copia World are still in their early stages. During 2006, Pricester.com commenced selling Website design services and hosting plans. As the number of clients increases and budgeting permits adequate marketing expenditures our revenues should increase significantly with collected setup fees and monthly hosting fees.

Our revenues have been generated by website sales, hosting fees and miscellaneous service fees totaling $78,797 for the year ended December 31, 2009.

In order to successfully expand our number of clients for our website development and hosting services, we must employ significant monetary resources.

Intellectual Property and Proprietary Rights
---------------------------------------------------

We protect our intellectual property through existing laws and regulations and by contractual restrictions. We attempt to protect our technology and trade secrets through the use of: confidentiality and non-disclosure agreements, trademarks, patents, and by other security measures.

The registrant owns a patent for a "Solar rechargeable battery" (U.S. patent 6,586,906) and licenses two additional patents from Johns Hopkins University Applied Physics Laboratories for an "Integrated Power Source" (U.S. Patents 5,644,207 and 6,608,464).Trademarks have been filed under Pricester.com and Pricester Store "e-commerce for all". The Copia World spinning globe icon is trademarked.

Marketing Strategies
------------------------
We intend to establish a national market presence, and where appropriate an international presence, using the following approaches in order to gain brand awareness and sales for all of our businesses: public relations and advertising campaigns using television, radio, press releases, Internet marketing, and targeted newspapers and magazines

Insurance
------------
We have in force workman's comp and general liability insurance.

Competition
--------------
Genesis Electronics competes with other manufacturers of solar powered and traditionally powered charging devices. Pricester.com competes with many website design and Internet hosting companies. Copia World competes with established shopping and travel websites. In all cases, many of these competitors may have advantages in expertise, brand recognition, available financial and other resources, and other factors.

In order to compete effectively, we will need to expend significant capital, internal engineering resources, or acquire other technologies and companies to provide or enhance our capabilities.

Government Regulation
---------------------------
We are subject to general business regulations and laws, as well as regulations and laws directly applicable to the production and transport of electronic devices (applicable to Genesis Electronics), and the Internet (applicable to Pricester.com and Copia World). As we continue to expand the scope of our product and service offerings, the application of existing laws and regulations relating to issues such as consumer protection, content regulation, quality of products and services, and intellectual property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations.

ITEM 1A.   RISK FACTORS.

Not applicable to smaller reporting companies.


ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES.

We lease an office facility from 234 Hollywood, LLC pursuant to a lease that began in October 2009. The office facility is located at 5555
Hollywood Blvd. Suite # 303 Hollywood, FL 33021.   The facility consists
of 1,000 square feet for the minimum lease payments of $1,117 per month and terminates in March 2010. We believe that this facility is sufficient for our current needs. The office lease agreement has certain escalation clauses and renewal options. If we exercise the option to renew, the base rent shall increase by 3% per each lease year.


ITEM 3.    LEGAL PROCEEDINGS.

The registrant is not involved in any legal proceedings at this date.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

        Quarter Ended                 High Bid             Low Bid
             3/31/08                    $0.32                $0.28
             6/30/08                    $0.19                $0.18
             9/30/08                    $0.042               $0.042
            12/31/08                    $0.04                $0.035

             3/31/09                    $0.18                $0.003
             6/30/09                    $0.097               $0.008
             9/30/09                    $0.05                $0.02
            12/31/09                    $0.04                $0.02

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

     e)  Performance graph.  Not applicable.

     f) Sale of unregistered securities. For the year ended December 31, 2009, the registrant received net proceeds of $283,796 and subscription receivable of $$108,984 from the sale of 36,486,083 shares of the registrant's common stock.

In May 2009, the registrant issued 4,900,000 shares of common stock to an officer of the registrant in connection with a settlement of related party loans of $49,000. The registrant valued these common shares at the fair market value on the date of grant at $0.05 per share or $245,000. The registrant has recognized interest expense of $196,000 in connection with this settlement.

Between August 2009 and September 2009, the registrant issued an aggregate of 200,000 shares of common stock for technical advisory services rendered. The registrant valued these common shares at the fair value on the date of grant ranging approximately from $.03 to $.05 per share or $8,090. In connection with issuance of these shares, the registrant recorded stock-based consulting expense of $8,090 during the year ended December 31, 2009.

In October 2009, the registrant issued in aggregate 2,000,000 shares of common stock to the registrant's CEO and an officer of the registrant in connection with their employment agreements. The registrant valued these common shares at the fair market value on the date of grant at $.03 per share or $62,000 and has been recorded as stock-based compensation.

In October 2009, the registrant issued in aggregate 150,000 shares of common stock to three officers of the registrant for services rendered. The registrant valued these common shares at the fair market value on the date of grant at $.03 per share or $4,650 and has been recorded as stock-based compensation.


Item 5(b)  Use of Proceeds.  Not applicable.

Item 5(c)  Purchases of Equity Securities by the issuer and affiliated
purchasers.   None.


ITEM 6.   SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW
--------
Through December 31, 2005, we were a developmental stage e-commerce company. We currently operate an e-commerce website that enables any business to establish a fully functional online retail presence. Our website, Pricester.com, is an Internet marketplace which allows vendors to host their website with product and service listings and allows consumers to search for listed products and services.

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

PLAN OF OPERATIONS
------------------
We have only received minimal revenues. We do not have sufficient cash on hand to meet funding requirements for the next twelve months. Although we eventually intend to primarily fund general operations and our marketing program with revenues received from the sale of the Pricester Custom Designed Websites, hosting and transaction fees, our revenues are not increasing at a rate sufficient to cover our monthly expenses in the near future. We will have to seek alternative funding through debt or equity financing in the next twelve months that could result in increased dilution to the shareholders. No specific terms of possible equity or debt financing have been determined or pursued.

GOING CONCERN
-------------
As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of approximately $8.1 million, a working capital deficit of $1,132,855, had net losses for the year ended December 31, 2009 of $577,026 and cash used in operations during the year ended December 31, 2009 of $231,146. While we are attempting to increase sales, it has not been significant enough to support the registrant's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation - Stock Compensation ("ASC 718"). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company's common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008

Net sales for the year ended December 31, 2009 were $78,797 as compared to net sales of $111,518 for the year ended December 31, 2008, a decrease of $32,721 or approximately 29%. We are continuing to create customer awareness for our products. The decrease in revenues is primarily attributable to the non renewal of subscribers who had completed their annual hosting commitment during the year ended December 31, 2009. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Total operating expenses for the year ended December 31, 2009 were $455,371, a decrease of $431,393, or approximately 49%, from total operating expenses for the year ended December 31, 2008 of $886,764. This decrease is primarily attributable to:

      - an increase of $19,124, or approximately 62%, in professional fees incurred in connection with our SEC filings. This increase is primarily related to increase in audit and accounting fees,

   - a decrease of $191,609, or approximately 75%, in consulting fees in connection with the issuance of our common stock for services rendered and amortization of prepaid expense in connection with deferred compensation in 2008. This decrease is primarily attributable to a decrease in issuance of our common stock for services rendered during the year ended December 31, 2009 as compared to the same period in 2008,

   - a decrease of $287,413, or 66%, in compensation expense to $146,882 for the year ended December 31, 2009 as compared to $434,295 for the year ended December 31, 2008. Compensation expense which includes salaries and stock based compensations to our employees.
During the year ended December 31, 2009, we issued 2,000,000 shares of our common stock as compensation to our CEO and an officer in connection with their employment agreements dated January 14, 2008. During the year ended December 31, 2008, the Company issued in aggregate 33,000,000 shares of common stock to our CEO and an officer in connection for their services rendered. Additionally, the decrease is also attributable to the decrease in employees,

   - an increase of $28,505, or approximately 17%, in other selling, general and administrative expenses as a result of increase in legal expenses and office expenses attributable to our subsidiary Genesis Electronics Inc.

We reported a loss from operations of $376,574 for year ended December 31, 2009 as compared to a loss from operations of $775,246 for the year ended December 31, 2008.

Total other expense for the year ended December 31, 2009 were $200,452, a decrease of $2,100,999, from total other expense for year ended
December 31, 2008 of $2,301,451. This decrease is primarily attributable to:

   - a decrease of $852,606 in interest expense as a result of the assumption of certain convertible debt in connection with a settlement agreement entered into on May 23, 2008. We also recognized a gain on settlement of debt of $469,284 to a former officer of Genesis in connection with this settlement agreement during the year ended December 31, 2008.

   - a decrease of $1,717,602 in impairment expense as a result of our acquisition of Genesis which resulted to a recognition of goodwill. We deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date.

We reported a net loss of $577,026 or (0.00) per share for the year ended December 31, 2009 as compared to a net loss of $3,076,697 or $(0.05) per share for the year ended December 31, 2008.

Liquidity and Capital Resources

During the year ended December 31, 2009, we received net proceeds of $283,796 and subscription receivable of $108,984 from the sale of our common stock. For the year ended December 31, 2009, we collected subscription receivable of $60,417. These funds were used for working capital purposes.

Net cash used in operating activities for the year ended December 31, 2009 amounted to $231,146 and was primarily attributable to our net losses of $577,026 offset by depreciation of $676, stock based expense of $128,690, interest expense of $196,000 in connection with the settlement of a related party loan and changes in assets and liabilities of $20,514. Net cash used in operating activities for the year ended December 31, 2008 amounted to $254,743 and was primarily attributable to our net losses of $3,076,697 offset by stock based compensation of $341,214, amortization of prepaid expense in connection with deferred compensation of $187,585, depreciation of $2,524, impairment expense of $1,717,602, interest expense of $1,049,717 in connection with the settlement agreement and add back of gain on settlement of debt of $469,284 and changes in assets and liabilities of $7,404.

Net cash flows provided by financing activities was $294,896 for the year ended December 31, 2009 as compared to net cash provided by financing activities of $256,212 for the year ended December 31, 2008, an increase of $38,684. For the year ended December 31, 2009, we received proceeds from the sale of common stock and collection of subscription receivable of $283,796, proceeds from a related party of $18,000, offset by payments on related party advances of $6,900. Net cash flows provided by financing activities was $256,212 for the year ended December 31, 2008. For the year ended December 31, 2008, we received proceeds from the sale of common stock of $340,812, proceeds from related parties of $8,000 and offset by payments on related party advances of $92,600.

We reported a net increase in cash for the year ended December 31, 2009 of $63,750 as compared to a net increase in cash of $1,469 for the year ended December 31, 2008. At December 31, 2009, we had cash on hand of $66,069.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of December 31, 2009.

                                                   Payments Due by Period
                             --------------------------------------------------------
                                        Less than                    3-5      5 Years
                             Total        1 Year     1-3 Years      Years        +
                             -----      ---------    ---------      -----     -------
Contractual Obligations:
Operating Lease           $    3,350    $      -     $      -      $      -   $      -
Notes payable                 15,647           -            -             -          -
Loans payable                 40,000           -            -             -          -
Convertible debt             931,919           -            -             -          -
Loans payable - related
  party                       40,485           -            -             -          -
                          ----------    --------     --------      --------   --------
Total Contractual
  Obligations:            $1,031,401    $      -     $      -      $      -   $      -

License Agreement

In November 2009, we entered into a license agreement with Johns Hopkins University Applied Physics Lab ("JHU/APL") whereby the Company will have a limited exclusive license to JHU/APL's Integrated Power Source patents. The patents are for the solar powered cell phone and iPod chargers. We have paid $10,000 and issued 2 million shares of the Company's common stock upon execution of this agreement. Future license payments under the license agreement are as follows:

   Due March 1, 2010                                  $10,000
   Due June 1, 2010                                   $10,000
   Due September 1, 2010                              $10,000
   Due upon the one year anniversary of the license  $125,000

Should we elect not to execute the option to an exclusive license for the patents in advance of the one year anniversary of execution of license agreement, the $125,000 second year anniversary execution fee payment will be reduced to $36,000.

We shall also pay minimum annual royalty payments as defined in the license agreement. The royalty is 6% on net sales of the product sold using the technology under these patents. In addition, we shall pay sales milestone payments as set forth in this license agreement. We may terminate this agreement and the license granted herein, for any reason, upon giving JHU/APL sixty days written notice.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder's equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, "Generally Accepted Accounting Principles" (ASC Topic 105) which establishes the FASB Accounting Standards Codification as the official single source of authoritative U.S. generally accepted accounting principles. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In April 2009, the FASB issued ASC Topic 320-10-65, "Recognition and Presentation of Other-Than-Temporary Impairments". This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of ASC Topic 320-10-65 did not have a material impact on the results of operations and financial condition.

In April 2009, the FASB issued ASC Topic 320-10-65, "Interim Disclosures About Fair Value of Financial Instruments". This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009.

The registrant's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. At December 31, 2009 and 2008, the carrying value of the registrant's financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued (ASC Topic 855), "Subsequent Events" (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 810-10, "Amendments to FASB Interpretation No. 46(R)". This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 did not have a material impact on the results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements." This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor's multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The registrant is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, "Certain Revenue Arrangements That Include Software Elements." This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are "essential to the functionality," and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered "essential to the functionality." The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables.

The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The registrant is currently evaluating this new ASU.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCOURSES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is being submitted as a separate section of this report beginning on page 32.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 9A.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
----------------------------------
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2009, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Edward Dillon, our Chief Executive Officer, and Nelson Stark, our Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2009.

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified material weaknesses related to (i) our internal audit functions and (ii) the absence of an Audit Committee as of December 31, 2009, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2009.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No.
5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation
-------------------
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting
----------------------------------------------------
There have been no changes in our internal control over financial reporting during our fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

                                  PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The Executive Officers and Directors are:

Name             Age                      Position
Edward C. Dillon  73                    CEO, Director
Nelson Stark      53                    CFO, Director
Raymond Purdon    41                 Chairman of the Board
Lee Taylor        60                      Director
Howard Neu        59                      Director

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

HOWARD NEU. Has been a practicing attorney for 35 years specializing in Domain Defense Litigation, commercial litigation, and appeals. He is also a Certified Public Accountant, has taught Taxation of Deferred Compensation at the University of Miami School of Law as well as courses in accounting and business law for the Miami Education Consortium. He has also lectured for the Florida Bar Continuing Legal Education
program.    He received his B.B.A. degree from the University of Miami after attending the University of Florida for 3 years, and his Juris Doctor degree from the University of Miami Law School. He was elected to 3 terms as Mayor of the City of North Miami, Florida, has served as Municipal Judge, Councilman, and has been elected President of the North Dade Bar Association, The Greater North Miami Chamber of Commerce, the Dade County League of Cities and various other State and National organizations. In his career, he has done considerable SEC work, successful Business Plans and Private Placement Memoranda. He is married and has 3 beautiful daughters, four grandchildren and a 17 year old stepson. He presently represents Domain King/Webfather Rick Schwartz, Iwindomains Win and Mahoney, Damir Kruzicevik, Shepherd Sal Sarid and a number of domain developers. He has also previously represented John Zuccarini.


Section 16(a) Beneficial Ownership Reporting Compliance

To the registrant's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2009.

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


ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2009.

For definitional purposes in this annual report these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards is computed in accordance with ASC Topic 718.

                                          SUMMARY COMPENSATION TABLE
                                          --------------------------
                                                                             NONQUALIFIED
                                                              NON-EQUITY       DEFERRED       ALL
NAME AND                                 STOCK    OPTION    INCENTIVE PLAN   COMPENSATION    OTHER
PRINCIPAL             SALARY    BONUS    AWARDS   AWARDS     COMPENSATION      EARNINGS   COMPENSATION    TOTAL
POSITION      YEAR      ($)      ($)      ($)      ($)            ($)             ($)          ($)         ($)
-----------   ----   -------   ------   ------   -------   --------------   ------------   ------------  -------
Edward C Dillon(1)
Chief Executive
Officer
              2009        0     $  -    $31,000       -        $    -         $    -        $    -      $31,000
              2008        0     $  -   $137,600       -        $    -         $    -        $    -     $137,600

Nelson Stark (2)
Chief Financial
Officer
              2009   $7,500     $  -    $1,550     $  -        $    -         $    -        $    -       $9,050
              2008   $7,500     $  -      $200     $  -        $    -         $    -        $    -       $7,700

 (1) Mr. Dillon has served as our president and CEO since April 2006. Mr. Dillon's fiscal 2009 compensation included stock awards of 1,000,000
shares of our common stock which were valued at $31,000.   Mr. Dillon's
fiscal 2008 compensation included stock awards of 18,500,000 shares of our common stock which were valued at $137,600.
 (2) Mr. Stark has served as our CFO since April 2006. In addition to his salary, Mr. Stark's fiscal 2009 compensation included stock awards of 50,000 shares of our common stock which were valued at $1,550. In addition to his salary, Mr. Stark's fiscal 2008 compensation included stock awards of 100,000 shares of our common stock which were valued at $200.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding stock options to the registrant's sole executive officer:

                        Option Awards
Outstanding Equity Awards at December 31, 2009

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
Exec. Vice Pres.                                                       effective date of
                                                                       the registration

                          Option Awards (Continued)
Outstanding Equity Awards at December 31, 2009

                                                                  Equity
                                                                Incentive
                                                  Equity       Plan Awards:
                                                 Incentive       Market or
                                 Market Value   Plan Awards:       Payout
                    Number        of Shares     Number of         Value of
                    Number of     or Units       Unearned         Unearned
                    Shares or    of Shares        Shares,          Shares,
                    Units of     or Units        Units or         Units or
                      Stock      of Stock       Other Rights    Other Rights
                    that have    that have       that have       that have
                    not vested   not vested      not vested      not vested
Name                   (#)            ($)           (#)              ($)
----------------    ----------    ------------    --------      ------------

Edward C. Dillon        -              -          1,000,000          $0
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There are currently 153,491,906 common shares outstanding. The following tabulates holdings of common shares and other securities of the registrant by each person who, subject to the above, at March 31, 2010, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of the registrant individually and as a group.

Directors and Officers
                                                 Percentage of
                              Number & Class       Outstanding
       Name and Address       of Shares          Common Shares

Edward C. Dillon(1)              21,232,500           13.83%
3850 Washington St. Apt. 910
Hollywood, FL 33021

Raymond Purdon                   18,250,000           11.89%
25 Fox Hill Drive
Little Silver, NJ 07739

Lee Taylor                          328,500            0.21%
10919 SW 135th Court Circle
Miami, FL 33186

Nelson Stark(2)                     244,000            0.16%
5130 SW 40th Avenue, Apt. 3B
Fort Lauderdale, FL 33314

Howard Neu                        2,496,000            1.63%
1152 N. University Drive #201
Pembroke Pines, FL 33024

   (1)Mr. Dillon paid a weighted average of $.173 for the common shares he currently owns.
   (2)Nelson Stark received his common shares for services valued at $.086 per common share.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During fiscal 2009, Edward Dillon, chief executive officer of Genesis Electronics Group, Inc. advanced funds to us for working capital purposes. The advances are non-interest bearing and are payable on demand. At December 31, 2009 and 2008, we owed Mr. Dillon $40,485.

Director Independence

Our board of directors are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.
During the fiscal year ended December 31, 2009, there were no transactions with related persons other than as described in the section above entitled "Item 11. Executive Compensation.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

                                    Year Ended December 31,
Category                            2009              2008
                                    ----              ----
Audit Fees (1)                   $ 12,750          $ 10,000
Audit Related Fees (2)              5,250             3,500
Tax Fees (3)                            -                 -
All Other Fees (4)                      -                 -
 (1)	Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K/10-KSB and services that are normally provided by the accountant in connection with year end statutory and regulatory filings or engagements.

(2)	Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q/10-QSB and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2009 were pre-approved by the entire board of Directors.

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

	Genesis Electronics Group, Inc.

                           By: /s/ Edward C. Dillon
                               ---------------------------
April 15, 2010                 Edward C. Dillon
                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Capacity                   Date

/s/Edward C. Dillon           CEO/Director           April 15, 2010
--------------------
Edward C. Dillon

/s/Nelson Stark              CFO/Director            April 15, 2010
-------------------- Principal Accounting Officer
Nelson Stark

/s/Raymond Purdon             Director               April 15, 2010
--------------------
Raymond Purdon

/s/Lee Taylor                 Director               April 15, 2010
---------------------
Lee Taylor

/s/Howard Neu                 Director               April 15, 2010
---------------------
Howard Neu

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Electronics Group, Inc.
Hollywood, Florida

We have audited the accompanying consolidated balance sheet of Genesis Electronics Group, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statement of operations, changes in stockholders' deficit and cash flow for the years ended. This consolidated financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the financial position of Genesis Electronics Group, Inc. and Subsidiary as of as of December 31, 2009 and 2008, and the result of their operations and their cash flow for the year ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has an accumulated deficit of $8,090,923 and has net losses and cash used in operations of $577,026 and $231,146, respectively, for the year ended December 31, 2009. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The consolidated financial statement does not include any adjustments that might result from the outcome of this uncertainty.


/s/Larry O'Donell & Co., CPA P.C
Certified Public Accountants
Aurora, Colorado
March 30, 2010

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS

                                               Year ended
                                               ----------
                                  December 31, 2009   December 31, 2008
                                  -----------------   -----------------
                      ASSETS

Current Assets:
  Cash                             $    66,069          $     2,319
  Prepaid expense and other
    current asset                       14,160                3,160
                                   -----------          -----------
      Total current assets              80,229                5,479

Property and Equipment, net                695                1,371
                                   -----------          -----------
      Total assets                 $    80,924          $     6,850
                                   ===========          ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued
    expenses                       $   184,857          $   152,837
  Convertible debt                     931,919              931,919
  Note payable                          15,647               15,647
  Loans payable                         40,000               40,000
  Due to related parties                40,485               78,385
  Deferred revenue                         176                  682
                                   -----------          -----------
      Total current liabilities      1,213,084            1,219,470
                                   -----------          -----------
Stockholders' Deficit:
  Common stock, $0.001 par value,
    300,000,000 authorized,
    152,644,072 and 106,602,989
    issued and outstanding, at
    December 31, 2009 and December
    31, 2008, respectively             152,644              106,603
  Additional paid-in capital         6,879,836            6,219,824
  Accumulated deficit               (8,090,923)          (7,513,897)
  Subscription receivable              (73,717)             (25,150)
                                   -----------          -----------
      Total stockholders' deficit   (1,132,160)          (1,212,620)
                                   -----------          -----------
Total liabilities and stockholders'
  deficit                          $    80,924          $     6,850
                                   ===========          ===========

         See notes to audited consolidated financial statements.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Years Ended
                                                   December 31,
                                               ------------------
                                              2009            2008
                                              ----            ----

Net Sales                                   $    78,797   $   111,518
                                            -----------   -----------
Operating expenses:
  Professional fees                              50,049        30,925
  Consulting fees                                63,780       255,389
  Compensation                                  146,882       434,295
  Other selling, general and administrative     194,660       166,155
                                            -----------   -----------
    Total operating expenses                    455,371       886,764
                                            -----------   -----------
Loss from operations                           (376,574)     (775,246)
                                            -----------   -----------
Other income (expenses):
  Other expense                                       -           (75)
  Gain on settlement of debt                          -       469,284
  Impairment expense                                  -    (1,717,602)
  Interest expense                             (200,452)   (1,053,058)
                                            -----------   -----------
    Total other income (expenses)              (200,452)   (2,301,451)
                                            -----------   -----------
Loss before provision for income taxes         (577,026)   (3,076,697)
Provision for income taxes                            -             -
                                            -----------   -----------
Net loss                                    $  (577,026)  $(3,076,697)
                                            ===========   ===========
Net loss per common share
  - basic and diluted                       $         -   $     (0.05)
Weighted average number of shares
  0utstanding - basic and diluted           135,405,327    56,810,124
                                            ===========   ===========

          See notes to audited consolidated financial statements.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                    FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

                                                          Common Stock,
                                                         $.001 Par Value
                                                         ---------------       Additional
                                                      Number of                  Paid-in
                                                       Shares       Amount       Capital
                                                     ----------   ----------   ----------
Balance, December 31, 2007                           28,948,873       28,949   $4,287,378
Sale of common stock                                 25,361,916       25,362      340,600
Common stock issued for services                     37,600,000       37,600      295,950
Cancellation of common stock issued
  previously for services                           (3,100,000)       (3,100)      (7,130)
Common stock issued as a replacement
  for issuance of stock options in
  connection with a consulting agreement              1,000,000        1,000      (55,902)
Common stock issued for prepaid services              3,600,000        3,600       97,767
Common stock issued for settlement of
  related party loans                                    66,000           66       31,734
Common stock issued for convertible debt             11,218,830       11,218      106,580
Common stock issued in connection with the
  merger agreement                                    1,907,370        1,908       55,236
Beneficial conversion on convertible debt                     -            -    1,049,717
Stock warrants issued for services                            -            -       17,894
Net loss for the period                                       -            -            -
                                                    -----------    ---------   ----------
Balance December 31, 2008                           106,602,989    $ 106,603   $6,219,824
Sale of common stock                                 36,486,083       36,486      295,877
Common stock issued for services                      2,655,000        2,655       82,035
Common stock issued for settlement of
  related party loans                                 4,900,000        4,900      240,100
Common stock issued in connection with a
  license agreement                                   2,000,000        2,000       42,000
Net loss for the period                                       -            -            -
                                                    -----------    ---------   ----------
Balance, December 31, 2009                          152,644,072    $ 152,644   $6,879,836
                                                    ===========    =========   ==========

            See notes to audited consolidated financial statements.

                 GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONTINUED   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

                                                                    Total
                                       Accumulated   Deferred    Stockholders'
                                         Deficit   Compensation    Deficit
                                       ----------   ----------   ----------
Balance, December 31, 2007             $(4,437,200)  $        -   $ (120,873)
Sale of common stock                             -      (25,150)     340,812
Common stock issued for services                 -            -      333,550
Cancellation of common stock issued
  previously for services                        -            -      (10,230)
Common stock issued as a replacement
  for issuance of stock options in
  connection with a consulting agreement        -            -       (54,902)
Common stock issued for prepaid services        -            -       101,367
Common stock issued for settlement of
  related party loans                           -            -        31,800
Common stock issued for convertible debt        -            -       117,798
Common stock issued in connection with the
  merger agreement                              -            -        57,144
Beneficial conversion on convertible debt       -            -     1,049,717
Stock warrants issued for services              -            -        17,894
Net loss for the period                (3,076,697)           -    (3,076,697)
                                      -----------   ----------   -----------
Balance December 31, 2008              (7,513,897)    (25,150)    (1,212,620)
Sale of common stock                            -     (48,567)       283,796
Common stock issued for services                -           -         84,690
Common stock issued for settlement of
  related party loans                           -           -        245,000
Common stock issued in connection with a
  license agreement                             -           -         44,000
Net loss for the period                  (577,026)          -       (577,026)
                                      -----------   ---------    -----------
Balance, December 31, 2009            $ 8,090,923   $ (73,717)   $(1,132,160)
                                      ===========   ==========   ===========


                 See notes to audited consolidated financial statements.

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Years Ended
                                                   December 31,
                                               ------------------
                                              2009            2008
                                              ----            ----
Cash flows from operating activities:
  Net loss                                  $  (577,026)  $(3,076,697)
                                            -----------    -----------
  Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciation                                    676          2,524
    Common stock issued for services             84,690        323,320
    Common stock issued in connection with
      a license agreement                        44,000              -
    Stock warrants issued for services                -         17,894
    Amortization of prepaid expense in
     connection with deferred compensation            -        187,585
    Gain on settlement of debt                        -       (469,284)
    Interest expense for the settlement of a
      Related party loan                        196,000              -
    Interest expense in connection with the
     settlement agreement                             -      1,049,717
    Impairment of goodwill                            -      1,717,602
  Changes in assets and liabilities:
    Prepaid expenses and other                  (11,000)             -
    Accounts payable and accrued expenses        32,020         (6,394)
    Deferred revenues                              (506)        (1,010)
                                             ----------     ----------
      Total adjustments                         345,880      2,821,954
Net cash used in operating activities          (231,146)      (254,743)
                                             ----------     ----------
Cash flows from financial activities:
  Proceeds from sale of common stock            283,796        340,812
  Proceeds from related parties                  18,000          8,000
  Payments on related party advances             (6,900)       (92,600)
                                             ----------     ----------
Net cash provided by financing activities       294,896        256,212
                                             ----------     ----------
Net increase in cash                             63,750          1,469
Cash - beginning of the year                      2,319            850
                                             ----------     ----------
Cash - end of the year                       $   66,069     $    2,319
                                             ==========     ==========

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONTINUED          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Years Ended
                                                   December 31,
                                               ------------------
                                              2009            2008
                                              ----            ----
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                 $        -     $        -
                                             ==========     ==========
    Income taxes                             $        -     $        -
                                             ==========     ==========
NON-CASH INVESTING AND FINANCING ACTIVITEIS:
  Common stock issued for future services    $        -     $  101,367
                                             ==========     ==========
  Common stock issued for settlement
   of loans                                  $   49,000     $  149,598
                                             ==========     ==========


       See notes to audited consolidated financial statements

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2009 and 2008

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

ASB Accounting Standards Codification

The issuance by the FASB of the Accounting Standards CodificationTM (the "Codification") on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that GAAP is referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The change affects the way the Company refers to GAAP in financial statements and in its accounting policies. All existing standards that were used to create the Codification became superseded. Instead, references to standards consist solely of the number used in the Codification's structural organization.

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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

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

The share exchange is being accounted for as a purchase method acquisition pursuant to FASB ASC 805 "Business Combinations".
Accordingly, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed. The Company is the acquirer for accounting purposes and Genesis is the acquired company.

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

Acquisition of Genesis

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

The share exchange consideration included the issuance of 1,907,370 shares of the Company's stock valued at $0.03 per share. The total purchase price was common stock valued at $57,144.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with FASB ASC 805, "Business Combinations". The Company is the acquirer for accounting purposes and Genesis is the acquired company. Accordingly, the Company applied push-down accounting and adjusted to fair value all of the assets and liabilities directly on the financial

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

statements of the Subsidiary, Genesis Electronics, Inc. The net purchase price, including acquisition costs paid by the Company, was allocated to the liabilities assumed on the records of the Company as follows:

Goodwill                $ 1,717,602
Liabilities assumed      (1,660,458)
                        -----------
Net purchase price      $    57,144
                        ===========

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

Unaudited pro forma results of operations data as if the Company and Genesis had occurred are as follows:

                                    The Company and   The Company and
                                        Genesis            Genesis
                                     For the Year       For the Year
                                         Ended             ended
                                   December 31, 2009  December 31, 2008
                                   -----------------  -----------------
Pro forma revenues                  $   78,797             $   111,518
Pro forma loss from operations      $ (376,574)            $  (917,827)
Pro forma net loss                  $ (577,026)            $(3,245,084)
Pro forma loss per share            $    (0.00)            $     (0.06)
Pro forma diluted loss per share    $    (0.00)            $     (0.06)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred and is not intended to be a projection of future results.

Reclassification

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on the reported net loss.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company's financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

   Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities
   Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data
   Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity's own assumptions.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2009 and 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2009 and 2008, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

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

Impairment of Long-lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, "Impairment or Disposal of Long-Lived Assets". The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2009. For the year ended December 31, 2008, the Company recorded an impairment of goodwill of $1,717,602 on the accompanying statement of operations.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2009 and 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation - Stock Compensation ("ASC 718"). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company's common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. For the year ended December 31, 2009, the Company did not grant any stock options to employees.

Net Loss per Common Share

Net loss per common share are calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of December 31, 2009 and 2008, there were options and warrants to purchase 2,025,000 shares of common stock which could potentially dilute future earnings per share.

Income Taxes

Income taxes are accounted for under the asset and liability method as prescribed by ASC Topic 740: Income Taxes. Deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining the necessity and amount of a valuation allowance,

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2009 and 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

management considers current and past performance, the operating market environment, tax planning strategies and the length of tax benefit carryforward periods.

Pursuant to ASC Topic 740-10: Income Taxes related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no effect on the Company's consolidated financial statements.

Research and Development

Research and development costs, if any, are expensed as incurred.

Related Parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2009 and 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending December 31, 2009, subsequent events were evaluated by the Company as of March 30, 2010, the date on which the audited consolidated financial statements at and for the period ended December 31, 2009, were available to be issued.

Revenue Recognition

The Company follows the guidance of the FASB ASC 605-10-S99 "Revenue Recognition Overall - SEC Materials. The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

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

Recent accounting pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, "Generally Accepted Accounting Principles" (ASC Topic 105) which establishes the FASB Accounting Standards Codification ("the Codification" or "ASC") as the official single source of authoritative U.S. generally accepted accounting principles ("GAAP"). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission ("SEC") guidance organized using the same topical structure in separate sections within the Codification.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2009 and 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASU") which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In April 2009, the FASB issued ASC Topic 320-10-65, "Recognition and Presentation of Other-Than-Temporary Impairments". This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of ASC Topic 320-10-65 did not have a material impact on the results of operations and financial condition.

In April 2009, the FASB issued ASC Topic 320-10-65, "Interim Disclosures About Fair Value of Financial Instruments". This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009. The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. At December 31, 2009 and 2008 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued (ASC Topic 855), "Subsequent Events" (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2009, the FASB issued ASC Topic 810-10, "Amendments to FASB Interpretation No. 46(R)". This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 did not have a material impact on the results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements." This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor's multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, "Certain Revenue Arrangements That Include Software Elements." This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are "essential to the functionality," and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered "essential to the functionality." The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2009, property and equipment consist of the following:

                                             Useful Life
                                               (Years)
                                             -----------
  Computer equipment and software                  5       $  12,542
  Office furniture and fixtures and
    equipment                                      7           4,328
                                                           ---------
                                                              16,870
  Less accumulated depreciation                              (16,175)
                                                            --------
                                                            $    695
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

For the years ended December 31, 2009 and 2008, depreciation expense amounted to $676 and $1,893, respectively.

NOTE 3 - LOANS PAYABLE

On May 22, 2008, in connection with the acquisition, the Company assumed loans payable from certain third parties. These loans bear 8% interest per annum and are payable on demand. As of December 31, 2009, loans payable and related accrued interest amounted to $40,000 and $11,571, respectively. As of December 31, 2008, loans payable and related accrued interest amounted to $40,000 and $8,371, respectively.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 4 - RELATED PARTY TRANSACTIONS

During fiscal 2009 and 2008, certain officers of the Company advanced funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At December 31, 2009 and December 31, 2008, the Company owed these related parties $40,485 and $78,385, respectively.

In May 2009, the Company issued 4,900,000 shares of common stock to an officer of the Company in connection with a settlement of related party loans of $49,000. The Company valued these common shares at the fair market value on the date of grant at $0.05 per share or $245,000. The Company has recognized interest expense of $196,000 in connection with this settlement.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $4.4 million at December 31, 2009 expiring through the year 2029. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50 percent change in ownership).

Temporary differences, which give rise to a net deferred tax asset, are as follows:

                                          2009               2008
                                       -------------------------------
Computed "expected" benefit            $(196,189)          $(1,046,077
State tax benefit, net of federal
  effect                                 (23,081)             (123,068)
Other permanent differences               74,480             1,058,381
Increase in valuation allowance          144,790               110,764
                                       -------------------------------
                                       $       -           $         -
                                       ===============================

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 5 - INCOME TAXES

                                                               2009
                                                            ----------
Deferred tax assets:
               Net operating loss carryforward             $ 1,806,991

Less:  Valuation allowance                                  (1,806,991)
                                                            ----------
                                                                     -
                                                            ==========

The valuation allowance at December 31, 2009 was $1,806,991. The increase during fiscal 2009 was $144,790.

NOTE 6 - NOTE PAYABLE

On May 22, 2008, in connection with the acquisition, the Company assumed a note payable from a third party. These loans bear 8% interest per annum and is payable on demand. As of December 31, 2009, note payable and related accrued interest amounted to $15,647 and $7,480, respectively. As of December 31, 2008, note payable and related accrued interest amounted to $15,647 and $6,228, respectively.

NOTE 7 - CONVERTIBLE DEBT

On May 22, 2008, in connection with the acquisition, the Company assumed certain debts from a third party, Corporate Debt Solutions ("Corporate Debt") amounting to $1,049,717. Corporate Debt assumed a total of $1,049,717 of promissory notes issued by two former officers of Genesis and a certain third party. These promissory notes were issued to the Company's subsidiary, Genesis. Immediately following the closing of the acquisition agreement, on May 23, 2008, the Company entered into a settlement agreement with Corporate Debt Solutions ("Corporate Debt"). Pursuant to the settlement agreement, the Company shall issue shares of common stock and deliver to Corporate Debt, to satisfy the principal and interest due and owing through the issuance of freely trading securities of up to 100,000,000 shares. The parties have agreed that Corporate Debt shall have no ownership rights to the Settlement Shares not yet issued until it has affirmed to the Company that it releases the Company for the proportionate amount of claims represented by each issuance. The said requested number of shares of common stock is not to exceed 4.99% of the outstanding stock of the Company at any one time. In connection with this settlement agreement, the Company recorded and deemed such debt as a convertible liability with a fixed conversion price of $0.01. Accordingly, the Company recognized a total debt discount of $1,049,717 due to a beneficial conversion feature and such debt discount was immediately amortized to interest expense during fiscal year 2008.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 7 - CONVERTIBLE DEBT (continued)

In June 2008, the Company issued 2,223,456 shares in connection with the conversion of this convertible debt. The fair value of such shares issued amounted to approximately $23,346.

Between July 2008 and August 2008, the Company issued 8,995,374 shares in connection with the conversion of this convertible debt. The fair value of such shares issued amounted to approximately $94,452.

At December 31, 2009 and December 31, 2008, convertible debt amounted to
$931,919.

NOTE 8 - GOING CONCERN

The accompanying audited consolidated financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $8,090,923, had net losses, negative working capital and negative cash flows from operations for the year ended December 31, 2009 of $577,026, $1,132,855 and $231,146 respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the year ended December 31, 2009, the Company sold 36,486,083 common shares for net proceeds of $283,796 and subscription receivable of $108,984. For the year ended December 31, 2009 the Company collected subscription receivable of $60,417.

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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 9 - STOCKHOLDERS' DEFICIT

Common Stock

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

In June 2008, in connection with a consulting agreement, the Company issued 3,100,000 shares of common stock for investor relations services. The Company valued these common shares at the fair market value on the

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 9 - STOCKHOLDERS' DEFICIT (continued)

date of grant at $.04 per share or $136,400. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $11,367 and prepaid expense of $125,033 to be amortized over the balance of the service period. In September 2008, the Company terminated this agreement and accordingly cancelled the 3,100,000 shares of common stock. In connection with the return of the 3,100,000 shares of common stock, the Company reduced stock-based compensation expense by approximately $10,230 based on the fair market value of the common stock on the date of cancellation of $0.003 per share and has reversed the unamortized portion of $125,033 in prepaid expense related to the valuation of the stock options during the year ended December 31, 2008.

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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 9 - STOCKHOLDERS' DEFICIT (continued)

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

For the year ended December 31, 2009, the Company received net proceeds of $283,796 and subscription receivable of $$108,984 from the sale of 36,486,083 shares of the Company's common stock.

For the year ended December 31, 2009, the Company collected subscription receivable of $60,417.

In May 2009, the Company issued 4,900,000 shares of common stock to an officer of the Company in connection with a settlement of related party loans of $49,000. The Company valued these common shares at the fair market value on the date of grant at $0.05 per share or $245,000. The Company has recognized interest expense of $196,000 in connection with this settlement.

Between August 2009 and September 2009, the Company issued an aggregate of 200,000 shares of common stock for technical advisory services rendered. The Company valued these common shares at the fair value on the date of grant ranging approximately from $.03 to $.05 per share or $8,090. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $8,090 during the year ended December 31, 2009.

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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

In November 2009, the Company issued 2,000,000 shares of common stock in connection with a license agreement. The Company valued these common shares at the fair market value on the date of grant ranging at $.02 per share or $44,000 and has been recorded as license fee.

Between November and December 2009, the Company issued in aggregate 305,000 shares of common stock to consultants for services rendered.
The Company valued these common shares at the fair market value on the date of grant ranging from $.03 to $.04 per share or $9,950 and has been recorded as stock-based consulting.

Stock Options

A summary of the stock options as of December 31, 2009 and changes during the periods is presented below:

                                                          Weighted
                                                          Average
                                        Number of         Exercise
                                         Options           Price
                                        ---------         --------
Balance at beginning of year            2,025,000         $  0.40
Granted                                         -               -
Exercised                                       -               -
Cancelled                                       -               -
                                        ---------         -------
Balance at end of year                  2,025,000         $  0.40
                                        =========         =======
Options exercisable at end of year      2,025,000         $  0.40
                                        =========         =======


The following table summarizes the Company's stock option outstanding at December 31, 2009:

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
                                          effective
                                         registration

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 10 - COMMITMENTS

Operating Leases

In October 2009, the Company has signed a 6 months lease agreement which will expire in March 2010. The office lease agreement has certain escalation clauses and renewal options. If the Company exercises the option to renew, the base rent shall increase by 3% per each lease year. Future minimum rental payments required under the operating lease are as follows:

          Period Ended December 31, 2010      $   3,350
                                              ---------
     Total                                    $   3,350
                                              =========
Rent expense, including common area charges and sales taxes, for the years ended December 31, 2009 and 2008 was $12,891 and $19,373, respectively.

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

License Agreement

In November 2009, the Company entered into a license agreement with Johns Hopkins University Applied Physics Lab ("JHU/APL") whereby the Company will have a limited exclusive license to JHU/APL's Integrated Power Source patents. The patents are for the solar powered cell phone and iPod chargers. The Company has paid $10,000 and issued 2 million shares of the Company's common stock upon execution of this agreement. Future license payments under the license agreement are as follows:

    Due March 1, 2010                                  $10,000
    Due June 1, 2010                                   $10,000
    Due September 1, 2010                              $10,000
    Due upon the one year anniversary of the license  $125,000

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2009

NOTE 10 - COMMITMENTS (continued)

Should the Company elect not to execute the option to an exclusive license for the patents in advance of the one year anniversary of execution of license agreement, the $125,000 second year anniversary execution fee payment will be reduced to $36,000.

The Company shall also pay minimum annual royalty payments as defined in the license agreement. The royalty is 6% on net sales of the product sold using the technology under these patents. In addition, the Company shall pay sales milestone payments as set forth in this license agreement. The Company may terminate this agreement and the license granted herein, for any reason, upon giving JHU/APL sixty days written notice.

NOTE 11 - SUBSEQUENT EVENTS

Between January 2010 and March 2010, the Company issued 597,384 shares of the Company's common stock for net proceeds of approximately $18,005.

In February 2010, the Company issued 250,000 shares of common stock for public and investor relations services rendered. The Company valued these common shares at the fair value on the date of grant at $0.04 per share or $10,000.