Form 10-Q
period 2010-03-31
Genesis Electronics Group, Inc.
filed 2010-05-13
CIK 1302913

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2010

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

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock.
May 11, 2010:

  Common Stock  -  156,396,906

GENESIS ELECTRONICS GROUP, INC.
FORM 10-Q
For the quarterly period ended March 31, 2010
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      19
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        26
Item 4T. Controls and Procedures                              26

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    27
Item 1A. Risk Factors                                         28
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        28
Item 3.  Defaults upon Senior Securities                      28
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            28
Item 5.  Other Information                                    28
Item 6.  Exhibits                                             28

SIGNATURES                                                    28

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS

                                                         Year ended
                                      March 31, 2010  December 31, 2009
                                        (Unaudited)       (Audited)
                                      --------------  -----------------
          ASSETS

CURRENT ASSETS:
  Cash                                    $   82,222        $   66,069
  Prepaid expense and other current asset     14,160            14,160
                                          ----------        ----------
      Total current assets                    96,382            80,229

PROPERTY AND EQUIPMENT, net                      527               695
                                          ----------        ----------
Total assets                              $   96,909        $   80,924
                                          ==========        ==========

      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses   $  181,851        $  184,857
  Convertible debt                           931,919           931,919
  Note payable                                15,647            15,647
  Loans payable                               40,000            40,000
  Due to related party                        27,185            40,485
  Deferred revenue                               204               176
                                          ----------        ----------
      Total current liabilities            1,196,806         1,213,084
                                          ----------        ----------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value,
    300,000,000 authorized, 155,811,906
    and 152,644,072 issued and
    outstanding, at March 31, 2010 and
    December 31, 2009, respectively          155,812          152,644
  Additional paid-in capital               7,020,673        6,879,836
  Accumulated deficit                     (8,177,857)      (8,090,923)
  Subscription receivable                    (98,525)         (73,717)
                                          ----------       ----------
      Total stockholders' deficit         (1,099,897)      (1,132,160)
                                          ----------       ----------

Total liabilities and stockholders'
  deficit                                 $   96,909       $   80,924
                                          ==========       ==========

See notes to unaudited consolidated financial statements.

                 GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Three Months Ended
                                                    March 31,
                                           --------------------------
                                             2010              2009
                                           ---------        ---------
                                          (Unaudited)      (Unaudited)

Net Sales                                  $   7,662        $  30,544

Operating expenses:
  Professional fees                           11,033            4,500
  Consulting fees                             16,380            9,901
  Compensation                                20,640           18,532
  Other selling, general and administrative   45,430           25,355
                                           ---------        ---------
      Total operating expenses                93,483           58,288
                                           ---------        ---------
Loss from operations                         (85,821)         (27,744)
                                           ---------        ---------
Other income (expenses):
  Interest expense                            (1,113)          (1,113)
                                           ---------        ---------
      Total other income (expenses)           (1,113)          (1,113)
                                           ---------        ---------
Loss before provision for income taxes       (86,934)         (28,857)

Provision for income taxes                         -                -
                                           ---------        ---------
Net loss                                   $ (86,934)       $ (28,857)
                                           =========        =========
Net loss per common share
  - basic and diluted                      $       -        $       -
                                           =========        =========
Weighted average number of shares
  outstanding - basic and diluted        153,079,543      114,513,720
                                         ===========      ===========

          See notes to unaudited consolidated financial statements.

                GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the Three Months Ended
                                                    March 31,
                                           --------------------------
                                             2010              2009
                                           ---------        ---------
                                          (Unaudited)      (Unaudited)

Cash flows from operating activities:
  Net loss                                 $  (86,934)      $  (28,857)
 Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciation                                  168              169
    Common stock issued for services           10,000                -
 Changes in assets and liabilities:
  Accounts receivable                               -             (203)
  Accounts payable and accrued expenses        (3,006)               -
  Deferred revenues                                28               41
                                           ----------       ----------
      Total adjustments                         7,190                7
                                           ----------       ----------
Net cash used in operating activities         (79,744)         (28,850)
                                           ----------       ----------
Cash flows from financing activities:
  Proceeds from sale of common stock          109,197           40,325
  Payments on related party advances          (13,300)          (1,800)
                                           ----------       ----------
Net cash provided by financing activities      95,897           38,525
                                           ----------       ----------

Net increase in cash                           16,153            9,675
Cash - beginning of the period                 66,069            2,319
                                           ----------       ----------
Cash - end of the period                   $   82,222       $   11,994

Supplemental disclosure of cash flow
 information:
  Cash paid for :
    Interest                               $        -       $        -
                                           ==========       ==========
    Income taxes                           $        -       $        -
                                           ==========       ==========

            See notes to unaudited consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2009 and notes thereto contained in the Report on Form 10-K of Genesis Electronic Group, Inc. and Subsidiary ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010.

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

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with FASB ASC 805 "Business Combinations". The Company is the acquirer for accounting purposes and Genesis is the acquired company. Accordingly, the Company applied push-down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the Subsidiary, Genesis Electronics, Inc.

The net purchase price, including acquisition costs paid by the Company, was allocated to the liabilities assumed on the records of the Company as follows:

Goodwill                         1,717,602
Liabilities assumed               (1,660,458)
                              ---------
Net purchase price               $   57,144
                                    ===========

Since the Company has minimal revenues, has incurred losses and cash used in operations, the Company deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date. Accordingly, during fiscal year 2008, the Company recorded an impairment of goodwill of $1,717,602 on the accompanying statement of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2010 and 2009 include the valuation of stock-based compensation, and the useful life of property, equipment, website development.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2010 and 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Impairment of Long-lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, "Impairment or Disposal of Long-Lived Assets". The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2010 and 2009.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation - Stock Compensation ("ASC 718"). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company's common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. For the three months ended March 31, 2010, the Company did not grant any stock options to employees.

Net Loss per Common Share

Net loss per common share are calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of March 31, 2010 and 2009, there were options and warrants to purchase 2,025,000 shares of common stock which could potentially dilute future earnings per share.

Income Taxes

Income taxes are accounted for under the asset and liability method as prescribed by ASC Topic 740: Income Taxes. Deferred income tax assets and liabilities are computed for differences between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining the necessity and amount of a valuation allowance, management considers current and past performance, the operating market environment, tax planning strategies and the length of tax benefit carryforward periods.

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending March 31, 2010, subsequent events were evaluated by the Company as of May 14, 2010, the date on which the unaudited consolidated financial statements at and for the period ended March 31, 2010, were available to be issued.

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

Recently Issued Accounting Pronouncements

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

In October 2009, the FASB issued ASU No. 2010-14, "Certain Revenue Arrangements That Include Software Elements." This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are "essential to the functionality," and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered "essential to the functionality." The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, "Improving Disclosures about Fair Value Measurements" an amendment to ASC Topic 820, "Fair Value Measurements and
Disclosures." This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the results of operations and financial condition.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT

At March 31, 2010, property and equipment consist of the following:

                                             Useful Life
                                               (Years)
                                             -----------
  Computer equipment and software                  5        $ 12,542
  Office furniture and fixtures and
    equipment                                      7           4,328
                                                            --------
                                                              16,870
  Less accumulated depreciation                              (16,343)
                                                            --------
                                                            $    527
                                                            ========

At December 31, 2009, property and equipment consist of the following:

                                             Useful Life
                                               (Years)
                                             -----------
  Computer equipment and software                  5        $ 12,542
  Office furniture and fixtures and
    equipment                                      7           4,328
                                                            --------
                                                              16,870
  Less accumulated depreciation                              (16,175)
                                                            --------
                                                            $    695
                                                            ========

For the three months ended March 31, 2010 and 2009, depreciation expense amounted to $168 and $169, respectively.

NOTE 3 - LOANS PAYABLE

On May 22, 2008, in connection with the acquisition, the Company assumed loans payable from certain third parties. These loans bear 8% interest per annum and are payable on demand. As of March 31, 2010, loans payable and related accrued interest amounted to $40,000 and $12,371, respectively. As of December 31, 2009, loans payable and related accrued interest amounted to $40,000 and $11,571, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

An officer of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At March 31, 2010 and December 31, 2009, the Company owed this related party $27,185 and $40,485, respectively.

NOTE 5 - NOTE PAYABLE

On May 22, 2008, in connection with the acquisition, the Company assumed a note payable from a third party. These loans bear 8% interest per annum and is payable on demand. As of March 31, 2010, note payable and related accrued interest amounted to $15,647 and $7,793, respectively. As of December 31, 2009, note payable and related accrued interest amounted to $15,647 and $7,480, respectively.

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

At March 31, 2010 and December 31, 2009, convertible debt amounted to
$931,919.

NOTE 7 - GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $8,177,857, had net losses, negative working capital and negative cash flows from operations for the three months ended March 31, 2010 of $86,934, $1,100,424 and $79,744 respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the three months ended March 31, 2010, the Company sold 2,917,834 common shares for net proceeds of $94,005 and subscription receivable of $40,000. For the three months ended March 31, 2010 the Company collected subscription receivable of $15,192.

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


NOTE 8 - STOCKHOLDERS' DEFICIT

Common Stock

For the three months ended March 31, 2010, the Company received net proceeds of $94,005 and subscription receivable of $40,000 from the sale of 2,917,834 shares of the Company's common stock.

For the three months ended March 31, 2010, the Company collected subscription receivable of $15,192.

In February 2010, the Company issued 250,000 shares of common stock for public relation services rendered. The Company valued these common shares at the fair value on the date of grant at $.04 per share or $10,000. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $10,000 during the three months ended March 31, 2010.

Stock Options

A summary of the stock options as of March 31, 2010 and changes during the periods is presented below:

                                                  Weighted Average
                               Number of Options   Exercise Price
                               -----------------  ----------------
Balance at beginning of year        2,025,000          $  0.40
Granted                                     -                -
Exercised                                   -                -
Cancelled                                   -                -
                                    ---------          -------
Balance at end of period            2,025,000          $  0.40
                                    =========          =======
Options exercisable at end of
  period                            2,025,000          $  0.40
                                    =========          =======

The following table summarizes the Company's stock option outstanding at March 31, 2010:

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
                                       effective
                                       registration


NOTE 9 - SUBSEQUENT EVENTS

In April 2010, the Company received net proceeds of approximately
$30,000 from the sale of 585,000 shares of the Company's common stock.

In April 2010, the Company collected subscription receivable of $40,250.

In May 2010, the Company entered into a Securities Purchase Agreement with Tangiers Investors, LP ("Investor"). The Company has agreed to issue and sell to the investor pursuant to the terms of this agreement for an aggregate purchase price of up to $5,000,000. The purchase price shall be set at 85% of the lowest volume weighted average price of the Company's common stock during the pricing period as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board. The Company shall prepare and file a Registration Statement with the Securities and Exchange Commission and shall cause such Registration statement to be declared effective prior to the first sale to the investor of the Company's common stock. The Company agrees to pay the Investor a commitment fee of 3,000,000 shares of the Company's common stock pursuant to the Securities Purchase Agreement.

In May 2010, the Company issued a 9% Secured Convertible Debenture for $20,000 to Tangiers Investors, LP. This debenture matures on December 23, 2010. The Company may prepay any portion of the principal amount at 150% of such amount along with the accrued interest. This debenture including interest shall be convertible into shares of the Company's common stock at the lower of $0.01 per share or a price of 70% of the average of the two lowest volume weighted average price determined on the then current trading market for ten trading days prior to conversion at the option of the holder.

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

GOING CONCERN
-------------
As reflected in the accompanying unaudited consolidated financial statements, we had an accumulated deficit of approximately $8.2 million, a working capital deficit of $1,100,424, had net losses for the three months ended March 31, 2010 of $86,934 and cash used in operations during the three months ended March 31, 2010 of $79,744. While we are attempting to increase sales, it has not been significant enough to support the registrant's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

Results of Operations
---------------------
Three months ended March 31, 2010 compared to three months ended March
31, 2009

Net sales for the three months ended March 31, 2010 were $7,662 as compared to net sales of $30,544 for the three months ended March 31, 2009, a decrease of $22,882 or approximately 75%. We are continuing to create customer awareness for our products. The decrease in revenues is primarily attributable to the non renewal of subscribers who had completed their annual hosting commitment during fiscal 2009. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Total operating expenses for the three months ended March 31, 2010 were $93,483, an increase of $35,195, or approximately 60%, from total operating expenses for the three months ended March 31, 2009 of $58,288. This decrease is primarily attributable to:

   - an increase of $6,533, or approximately 145%, in professional fees incurred in connection with our SEC filings. This increase is primarily related to increase in audit and accounting fees,

   - an increase of $6,479, or approximately 65%, in consulting fees. This increase is primarily attributable to an increase in issuance of our common stock for services rendered during the three months ended March 31, 2010 as compared to the same period in 2009,

   - an increase of $2,108, or 11%, in compensation expense to $20,640 for the three months ended March 31, 2010 as compared to $18,532 for the three months ended March 31, 2009. The increase is attributable to increases in compensation levels of certain of our employees,

   - an increase of $20,075, or approximately 79%, in other selling, general and administrative expenses as a result of increase in license fee expense related to a license agreement entered in November 2009 and office expense attributable to our subsidiary Genesis Electronics Inc.

We reported a loss from operations of $85,821 for three months ended March 31, 2010 as compared to a loss from operations of $27,744 for the three months ended March 31, 2009.

We reported a net loss of $86,934 or (0.00) per share for the three months ended March 31, 2010 as compared to a net loss of $28,857 or $(0.00) per share for the three months ended March 31, 2009.

Liquidity and Capital Resources
-------------------------------
During the three months ended March 31, 2010, we received net proceeds of $94,005 and subscription receivable of $40,000 from the sale of our common stock. For the three months ended March 31, 2010, we collected subscription receivable of $15,192. These funds were used for working capital purposes.

Net cash used in operating activities for the three months ended March 31, 2010 amounted to $79,744 and was primarily attributable to our net losses of $86,934 offset by depreciation of $168, stock based expense of $10,000, and add back of changes in assets and liabilities of $2,978. Net cash used in operating activities for the three months ended March 31, 2009 amounted to $28,850 and was primarily attributable to our net losses of $28,857 offset by depreciation of $169.

Net cash flows provided by financing activities was $95,897 for the three months ended March 31, 2010 as compared to net cash provided by financing activities of $38,525 for the three months ended March 31, 2009, an increase of $57,372. For the three months ended March 31, 2010, we received proceeds from the sale of common stock and collection of subscription receivable of $109,197 and an offset by payments on related party advances of $13,300. For the three months ended March 31, 2009, we received proceeds from the sale of common stock of $40,325 offset by payments on related party advances of $1,800.

We reported a net increase in cash for the three months ended March 31, 2010 of $16,153 as compared to a net increase in cash of $9,675 for the three months ended March 31, 2009. At March 31, 2010, we had cash on hand of $82,222.

Contractual Obligations and Off-Balance Sheet Arrangements
-----------------------------------------------------------
Contractual Obligations

The following tables summarize our contractual obligations as of March
31, 2010.

                                                   Payments Due by Period
                             --------------------------------------------------------
                                        Less than                    3-5      5 Years
                             Total        1 Year     1-3 Years      Years        +
                             -----      ---------    ---------      -----     -------
Contractual Obligations:
Notes payable             $   15,647    $      -     $      -      $      -   $      -
Loans payable                 40,000           -            -             -          -
Convertible debt             931,919           -            -             -          -
Loans payable - related
  party                       27,185           -            -             -          -
                          ----------    --------     --------      --------   --------
Total Contractual
  Obligations:            $1,014,751    $      -     $      -      $      -   $      -

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

Securities Purchase Agreement

In May 2010, we entered into a Securities Purchase Agreement with Tangiers Investors, LP ("Investor"). We have agreed to issue and sell to the investor pursuant to the terms of this agreement for an aggregate purchase price of up to $5,000,000. The purchase price shall be set at 85% of the lowest volume weighted average price of our common stock during the pricing period as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board. We shall prepare and file a Registration Statement with the Securities and Exchange Commission and shall cause such Registration statement to be declared effective prior to the first sale to the investor of our common stock. We agree to pay the Investor a commitment fee of 3,000,000 shares of our common stock pursuant to the Securities Purchase Agreement.

Secured Convertible Debenture

In May 2010, we issued a 9% Secured Convertible Debenture for $20,000 to Tangiers Investors, LP. This debenture matures on December 23, 2010. We may prepay any portion of the principal amount at 150% of such amount along with the accrued interest. This debenture including interest shall be convertible into shares of our common stock at the lower of $0.01 per share or a price of 70% of the average of the two lowest volume weighted average price determined on the then current trading market for ten trading days prior to conversion at the option of the holder.


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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In May 2009, the FASB issued (ASC Topic 855), "Subsequent Events". This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In October 2009, the FASB issued ASU No. 2010-14, "Certain Revenue Arrangements That Include Software Elements." This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are "essential to the functionality," and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered "essential to the functionality." The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables.

The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, "Improving Disclosures about Fair Value Measurements" an amendment to ASC Topic 820, "Fair Value Measurements and
Disclosures." This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the results of operations and financial condition.

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

Item 4T.  Controls and Procedures

Evaluation of Changes in Internal Control over Financial Reporting:

During the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of March 31, 2010.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Genesis Electronics Group, Inc., Genesis Electronics, Inc., and two of our officers, Raymond Purdon and Edward Dillon (Plaintiffs), have filed a Complaint against Michael Louis Lattuca and Charles Liebegott (Defendants), in the Circuit Court for the 17th Judicial Circuit, Broward County, Florida Case # 10004394-11. This Civil Action was taken against Mr. Lattuca and Mr. Liebegott for reasons of fraudulent inducement, breach of contract and defamation, causing damages to the
Plaintiffs and for which relief is sought.   The Defendants were hired
on a trial-basis in June 2009 and terminated after approximately 8-weeks and 3-weeks, respectively. The law firms of Pepper Hamilton LLP in Princeton, NJ and Law Office of Howard Neu, P.A. in Pembroke Pines, FL are representing the Plaintiffs.

Item 1A. Risk Factors.  Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2010, we received net proceeds of $94,005 and subscription receivable of $40,000 from the sale of 2,917,834 shares of our common stock.

In February 2010, we issued 250,000 shares of common stock for public relation services rendered. We valued these common shares at the fair value on the date of grant at $.04 per share or $10,000.

In April 2010, we received net proceeds of approximately $30,000 from the sale of 585,000 shares of our common stock.

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

Dated:  May 13, 2010

GENESIS ELECTRONICS GROUP, INC.

By: /s/ Edward C. Dillon
---------------------------
Edward C. Dillon, CEO and Director