Form 10-Q
period 2010-06-30
Genesis Electronics Group, Inc.
filed 2010-08-13
CIK 1302913

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2010
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock. August 12, 2010: Common Stock - 161,846,906

GENESIS ELECTRONICS GROUP, INC.
FORM 10-Q
For the quarterly period ended June 30, 2010
INDEX

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

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS

                                                       Year ended
                                  June 30, 2010    December 31, 2009
                                  -------------    -----------------
                                   (Unaudited)         (Audited)

                            ASSETS
CURRENT ASSETS:
  Cash                             $    49,185           $    66,069
  Prepaid expense and other
   current asset                        34,160                14,160
                                   -----------           -----------
      Total current assets              83,345                80,229

PROPERTY AND EQUIPMENT, net                359                   695
                                   -----------           -----------
Total assets                       $    83,704           $    80,924
                                   ===========           ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued
   expenses                        $   168,962           $   184,857
  Secured convertible debenture,
   net of debt discount                  4,493                     -
  Convertible debt                     931,919               931,919
  Note payable                          15,647                15,647
  Loans payable                         40,000                40,000
  Due to related party                  16,685                40,485
  Deferred revenue                         108                   176
                                   -----------           -----------
      Total current liabilities      1,177,814             1,213,084
                                   -----------           -----------
 STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value,
   300,000,000 authorized,
   159,396,906 and 152,644,072
   issued and outstanding, at June
   30, 2010 and December 31, 2009,
   respectively                        159,397               152,644
  Additional paid-in capital         7,066,838             6,879,836
  Accumulated deficit               (8,270,470)           (8,090,923)
  Subscription receivable              (49,875)              (73,717)
                                   -----------           -----------
    Total stockholders' deficit     (1,094,110)           (1,132,160)
                                   -----------           -----------
 Total liabilities and stockholders'
  deficit                          $    83,704           $    80,924
                                   ===========           ===========

        See notes to unaudited consolidated financial statements.

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS

                             For the Three Months Ended    For the Six Months Ended
                                       June 30,                     June 30,
                             --------------------------    ------------------------
                               2010              2009        2010            2009
                               ----              ----        ----            ----
                           (Unaudited)        (Unaudited) (Unaudited)    (Unaudited)
                           ---------------------------------------------------------
Net Sales                  $    8,355         $   24,117   $   16,017     $   54,661
                           ----------         ----------   ----------     ----------
Operating expenses:
  Professional fees            18,631             18,555       29,664         23,055
  Consulting fees               2,020              8,339       18,400         18,240
  Compensation                 29,520             21,010       50,160         39,542
Other selling, general
   and administrative          44,939             38,621       90,369         63,976
                           ----------         ----------   ----------     ----------
      Total operating
       expenses                95,110             86,525      188,593        144,813
                           ----------         ----------   ----------     ----------
Loss from operations          (86,755)           (62,408)    (172,576)       (90,152)
                           ----------         ----------   ----------     ----------
Other income (expenses):
  Interest expense             (5,858)          (197,113)      (6,971)      (198,226)
                           ----------         ----------   ----------     ----------
Total other income
       (expenses)              (5,858)          (197,113)      (6,971)      (198,226)
                           ----------         ----------   ----------     ----------
Loss before provision for
 income taxes                 (92,613)          (259,521)    (179,547)      (288,378)
                           ----------         ----------   ----------     ----------
Provision for income taxes          -                  -            -              -
                           ----------         ----------   ----------     ----------
Net loss                   $  (92,613)        $ (259,521)  $ (179,547)    $ (288,378)
                           ==========         ==========   ==========     ==========
Net loss per common share
 - basic and diluted       $        -         $        -   $        -     $        -
                           ==========         ==========   ==========     ==========
Weighted average number
 of shares outstanding
 - basic and diluted      158,084,352        136,387,928  155,583,217    125,444,427
                          ===========        ===========  ===========    ===========

           See notes to unaudited consolidated financial statements.

                  GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Six Months Ended
                                                       June 30,
                                               ------------------------
                                                  2010          2009
                                               ------------------------
                                              (Unaudited)   (Unaudited)
                                               ---------     ---------
Cash flows from operating activities:
  Net loss                                     $(179,547)    $(288,378)
  Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciation                                     336           337
    Bad debts                                          -             -
    Common stock issued for services              10,000             -
    Amortization of debt discount                  4,493             -
    Interest expense for the settlement of a
     related party loan                                -       196,000
  Changes in assets and liabilities:
    Accounts receivable                                -        10,909
    Prepaid expenses and other                         -       (11,000)
    Accounts payable and accrued expenses        (15,895)            -
    Deferred revenues                                (68)         (357)
                                               ---------     ---------
      Total adjustments                           (1,134)      195,889
                                               ---------     ---------
Net cash used in operating activities           (180,681)      (92,489)
                                               ---------     ---------
Cash flows from financing activities:
  Proceeds from sale of common stock             187,597       171,779
  Payments on related party advances             (23,800)       (2,800)
                                               ---------     ---------
Net cash provided by financing activities        163,797       168,979
                                               ---------     ---------
Net increase (decrease) in cash                  (16,884)       76,490

Cash - beginning of the period                    66,069         2,319
                                               ---------     ---------
Cash - end of the period                       $  49,185     $  78,809
                                               =========     =========

Supplemental disclosure of cash flow information:
  Cash paid for:
   Interest                                    $       -     $       -
                                               =========     =========
   Income taxes                                $       -     $       -
                                               =========     =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Secured convertible debenture issued in
   connection with Securities Purchase
   Agreement                                   $  20,000     $       -
                                               =========     =========
  Common stock issued for settlement of loans  $       -     $  49,000
                                               =========     =========

     See notes to unaudited consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-
Q. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2009 and notes thereto contained in the Report on Form 10-K of Genesis Electronic Group, Inc. and Subsidiary ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010.

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

The net purchase price, including acquisition costs paid by the Company, was allocated to the liabilities assumed on the records of the Company as follows:

Goodwill                       $ 1,717,602
Liabilities assumed               (1,660,458)
                              ---------
Net purchase price               $   57,144
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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2010 and 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Impairment of Long-lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, "Impairment or Disposal of Long-Lived Assets". The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2010 and 2009.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation - Stock Compensation ("ASC 718"). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company's common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. For the six months ended June 30, 2010, the Company did not grant any stock options to employees.

Net Loss per Common Share

Net loss per common share are calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of June 30, 2010 and 2009, there were options and warrants to purchase 2,025,000 shares of common stock and 4,000,000 shares equivalent issuable pursuant to embedded conversion features which could potentially dilute future earnings per share.

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending June 30, 2010, subsequent events were evaluated by the Company as of August 12, 2010, the date on which the unaudited consolidated financial statements at and for the period ended June 30, 2010, were available to be issued.

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09"). ASU 2010-09 amends the guidance issued in ASC 855, Subsequent Events, by not requiring SEC filers to disclose the date through which an entity has evaluated subsequent events. ASU 2010-09 was effective upon issuance. There was not a material impact from the adoption of this guidance on our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT

At June 30, 2010, property and equipment consist of the following:

                                             Useful Life
                                               (Years)
                                             -----------
  Computer equipment and software                  5        $ 12,542
  Office furniture and fixtures and
    equipment                                      7           4,328
                                                            --------
                                                              16,870
  Less accumulated depreciation                              (16,511)
                                                            --------
                                                            $    359
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
                                                            ========

For the six months ended June 30, 2010 and 2009, depreciation expense amounted to $336 and $337, respectively.

NOTE 3 - LOANS PAYABLE

On May 22, 2008, in connection with the acquisition, the Company assumed loans payable from certain third parties. These loans bear 8% interest per annum and are payable on demand. As of June 30, 2010, loans payable and related accrued interest amounted to $40,000 and $13,171, respectively. As of December 31, 2009, loans payable and related accrued interest amounted to $40,000 and $11,571, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

An officer of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At June 30, 2010 and December 31, 2009, the Company owed this related party $16,685 and $40,485, respectively.

NOTE 5 - NOTE PAYABLE

On May 22, 2008, in connection with the acquisition, the Company assumed a note payable from a third party. These loans bear 8% interest per annum and is payable on demand. As of June 30, 2010, note payable and related accrued interest amounted to $15,647 and $8,106, respectively. As of December 31, 2009, note payable and related accrued interest amounted to $15,647 and $7,480, respectively.

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

At June 30, 2010 and December 31, 2009, convertible debt amounted to
$931,919.

NOTE 7 - SECURED CONVERTIBLE DEBENTURE

In May 2010, the Company issued a 9% Secured Convertible Debenture for $20,000 to Tangiers Investors, LP in connection with the Securities Purchase agreement (see Note 9). This debenture matures on December 23, 2010. The Company may prepay any portion of the principal amount at 150% of such amount along with the accrued interest. This debenture including interest shall be convertible into shares of the Company's common stock at the lower of $0.01 per share or a price of 70% of the average of the two lowest volume weighted average price determined on the then current trading market for ten trading days prior to conversion at the option of the holder. On August 5, 2010, the Company entered into an amendment agreement with the debenture holder whereby the debenture shall be convertible at a fixed conversion price $0.005 per share.

In accordance with ASC 470-20-25, the convertible debentures were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company's common stock. These convertible debentures were fully convertible at the issuance date, therefore the portion of proceeds allocated to the convertible debentures of $20,000 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of this debenture. Additionally, the Company evaluated whether or not the convertible debt contains embedded conversion options, which meet the definition of derivatives under ASC 815-15 "Accounting for Derivative Instruments and

Hedging Activities" and related interpretations. The Company concluded that since the convertible debt currently has a fixed conversion price of $0.005, the convertible debt is not a derivative.

At June 30, 2010, convertible debenture consisted of the following:

                                           June 30, 2010
                                           -------------
Secured convertible debenture                $ 20,000

Less: debt discount                           (15,507)
                                             --------
Secured convertible debenture - net          $  4,493

As of June 30, 2010, amortization of debt discount amounted to $4,493 and is included in interest expense. As of June 30, 2010, accrued interest on this debenture amounted to $251.

NOTE 8 - GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $8,270,470, had net losses, negative working capital and negative cash flows from operations for the six months ended June 30, 2010 of $179,547, $1,094,469 and $181,794 respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the six months ended June 30, 2010, the Company sold 3,502,834 common shares for net proceeds of $123,755 and subscription receivable of $40,000. For the six months ended June 30, 2010 the Company collected subscription receivable of $63,842.

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

NOTE 9 - STOCKHOLDERS' DEFICIT

Common Stock

For the six months ended June 30, 2010, the Company received net proceeds of $123,755 and subscription receivable of $40,000 from the sale of 3,502,834 shares of the Company's common stock.

For the six months ended June 30, 2010, the Company collected subscription receivable of $63,842.

In February 2010, the Company issued 250,000 shares of common stock for public relation services rendered. The Company valued these common shares at the fair value on the date of grant at $.04 per share or $10,000. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $10,000 during the six months ended June 30, 2010.

In May 2010, the Company entered into a Securities Purchase Agreement with Tangiers Investors, LP ("Investor"). The Company has agreed to issue and sell to the investor pursuant to the terms of this agreement for an aggregate purchase price of up to $5,000,000. The purchase price shall be set at 85% of the lowest volume weighted average price of the Company's common stock during the pricing period as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board. The Company shall prepare and file a Registration Statement with the Securities and Exchange Commission and shall cause such Registration statement to be declared effective prior to the first sale to the investor of the Company's common stock. The Company agrees to pay the Investor a commitment fee of 3,000,000 shares of the Company's common stock pursuant to the Securities Purchase Agreement. The Company valued these common shares at par value and has been allocated against additional paid in capital.

Stock Options

A summary of the stock options as of June 30, 2010 and changes during the periods is presented below:

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
                                    =========          =======

The following table summarizes the Company's stock option outstanding at June 30, 2010:

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
                                       effective
                                       registration


NOTE 10 - SUBSEQUENT EVENTS

In July 2010, the Company received net proceeds of approximately $6,000 from the sale of 100,000 shares of the Company's common stock.

In July 2010, in connection with a consulting agreement, the Company issued 350,000 shares of common stock for Public relations and marketing services until September 15, 2010. The Company valued these common shares at the fair value on the date of grant at $.08 per share or $28,000. The Company may extend the term of this agreement until December 1, 2010 in exchange for an additional 300,000 shares of common stock.

In July 2010, the Company issued in aggregate 2,000,000 shares of common stock to the Company's CEO and an officer of the Company in connection with their employment agreements. The Company valued these common shares at the fair market value on the date of grant at $.08 per share or $160,000 and has been recorded as stock-based compensation.

On August 5, 2010, in connection with the Secured Convertible Debenture dated in May 2010, the Company entered into an amendment agreement with the debenture holder whereby the debenture shall be convertible at a fixed conversion price of $0.005 per share.

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

GOING CONCERN
-------------
As reflected in the accompanying unaudited consolidated financial statements, we had an accumulated deficit of approximately $8.3 million, a working capital deficit of $1,094,469, had net losses for the six months ended June 30, 2010 of $179,547 and cash used in operations during the six months ended June 30, 2010 of $181,794.
While we are attempting to increase sales, it has not been significant enough to support the registrant's daily operations. We will attempt to raise additional funds by way of a public or private offering.
While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

Results of Operations
---------------------
Six months ended June 30, 2010 compared to six months ended June 30,
2009

Net sales for the six months ended June 30, 2010 were $16,017 as compared to net sales of $54,661 for the six months ended June 30, 2009, a decrease of $38,644 or approximately 71%. We are continuing to create customer awareness for our products. The decrease in revenues is primarily attributable to the non renewal of subscribers who had completed their annual hosting commitment during fiscal 2009. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Total operating expenses for the six months ended June 30, 2010 were $188,593, an increase of $43,780, or approximately 30%, from total operating expenses for the six months ended June 30, 2009 of $144,813. This decrease is primarily attributable to:

   - an increase of $6,609, or approximately 29%, in professional fees incurred in connection with our SEC filings. This increase is primarily related to increase in legal fees in connection with general business counsel and litigation matters,

   - a slight increase of $160, or approximately 1%, in consulting fees.
   - an increase of $10,618, or 27%, in compensation expense to $50,160 for the six months ended June 30, 2010 as compared to $39,542 for the six months ended June 30, 2009. The increase is attributable to increases in compensation levels of certain of our employees,

   - an increase of $26,393, or approximately 41%, in other selling, general and administrative expenses as a result of increase in license fee expense related to a license agreement entered in November 2009 and office expense attributable to our subsidiary Genesis Electronics Inc.

We reported a loss from operations of $172,576 for six months ended June 30, 2010 as compared to a loss from operations of $90,152 for the six months ended June 30, 2009.

Total other expense for the six months ended June 30, 2010 were $6,971, a decrease of $191,255, from total other expense for six months ended June 30, 2009 of $198,226.

   - Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, and interest on our promissory notes. The decrease of $191,255 in interest expense is primarily attributable to the issuance of 4,900,000 shares of common stock to one of our officers in connection with a settlement of related party loans during the six months ended June 30, 2009. We have recognized non-recurring interest expense of $196,000 in connection with this settlement in 2009.

We reported a net loss of $179,547 or (0.00) per share for the six months ended June 30, 2010 as compared to a net loss of $288,378 or $(0.00) per share for the six months ended June 30, 2009.

Three months ended June 30, 2010 compared to three months ended June
30, 2009

Net sales for the three months ended June 30, 2010 were $8,355 as compared to net sales of $24,117 for the three months ended June 30, 2009, a decrease of $15,762 or approximately 65%. We are continuing to create customer awareness for our products. The decrease in revenues is primarily attributable to the non renewal of subscribers who had completed their annual hosting commitment during fiscal 2009. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Total operating expenses for the three months ended June 30, 2010 were $95,110, an increase of $8,585, or approximately 10%, from total operating expenses for the three months ended June 30, 2009 of $86,525.

This decrease is primarily attributable to:

   - a slight increase of $76, or approximately 1%, in professional fees incurred in connection with our SEC filings,

   -   a decrease of $6,319, or approximately 76%, in consulting fees,

   - an increase of $8,510, or 41%, in compensation expense to $29,520 for the three months ended June 30, 2010 as compared to $21,010 for the three months ended June 30, 2009. The increase is attributable to increases in compensation levels of certain of our employees,

   - an increase of $6,318, or approximately 16%, in other selling, general and administrative expenses as a result of increase in license fee expense related to a license agreement entered in November 2009 and office expense attributable to our subsidiary Genesis Electronics Inc.

We reported a loss from operations of $86,755 for three months ended June 30, 2010 as compared to a loss from operations of $62,408 for the three months ended June 30, 2009.

Total other expense for the three months ended June 30, 2010 were $5,858, a decrease of $191,255, from total other expense for six months ended June 30, 2009 of $197,113.

   - Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, and interest on our promissory notes. The decrease of $191,255 in interest expense is primarily attributable to the issuance of 4,900,000 shares of common stock to one of our officers in connection with a settlement of related party loans during the six months ended June 30, 2009. We have recognized non-recurring interest expense of $196,000 in connection with this settlement in 2009.

We reported a net loss of $92,613 or (0.00) per share for the three months ended June 30, 2010 as compared to a net loss of $259,521 or $(0.00) per share for the three months ended June 30, 2009.

Liquidity and Capital Resources
-------------------------------
During the six months ended June 30, 2010, we received net proceeds of $123,755 and subscription receivable of $40,000 from the sale of our common stock. For the six months ended June 30, 2010, we collected subscription receivable of $63,842. These funds were used for working capital purposes.

Net cash used in operating activities for the six months ended June 30, 2010 amounted to $181,794 and was primarily attributable to our net losses of $179,547 offset by depreciation of $336, stock based expense of $10,000, amortization of debt discount of $4,493 and offset by changes in assets and liabilities of $15,963 Net cash used in operating activities for the six months ended June 30, 2009 amounted to $92,489 and was primarily attributable to our net losses of $288,378 offset by depreciation of $337, interest expense of $196,000 in connection with the settlement of a related party loan and changes in assets and liabilities of $448.

Net cash flows provided by financing activities was $163,797 for the six months ended June 30, 2010 as compared to net cash provided by financing activities of $168,979 for the six months ended June 30, 2009, a decrease of $5,182. For the six months ended June 30, 2010, we received proceeds from the sale of common stock and collection of subscription receivable of $187,597 and an offset by payments on related party advances of $23,800. For the six months ended June 30, 2009, we received proceeds from the sale of common stock and collection of subscription receivable of $171,779 offset by payments on related party advances of $2,800.

We reported a net decrease in cash for the six months ended June 30, 2010 of $16,884 as compared to a net increase in cash of $76,490 for the six months ended June 30, 2009. At June 30, 2010, we had cash on hand of $49,185.

Contractual Obligations and Off-Balance Sheet Arrangements
-----------------------------------------------------------
Contractual Obligations

The following tables summarize our contractual obligations as of June
30, 2010.

                                              Payments Due by Period
                             --------------------------------------------------------
                                        Less than                    3-5      5 Years
                             Total        1 Year     1-3 Years      Years        +
                             -----      ---------    ---------      -----     -------
Contractual Obligations:
Notes payable             $   15,647    $      -     $      -      $      -   $      -
Loans payable                 40,000           -            -             -          -
Secured convertible
  Debenture                   20,000           -            -             -          -
Convertible debt             931,919           -            -             -          -
Loans payable - related
  party                       16,685           -            -             -          -
                          ----------    --------     --------      --------   --------
Total Contractual
  Obligations:            $1,024,251    $      -     $      -      $      -   $      -

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

Securities Purchase Agreement

In May 2010, we entered into a Securities Purchase Agreement with Tangiers Investors, LP ("Investor"). We have agreed to issue and sell to the investor pursuant to the terms of this agreement for an aggregate purchase price of up to $5,000,000. The purchase price shall be set at 85% of the lowest volume weighted average price of our common stock during the pricing period as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board. We shall prepare and file a Registration Statement with the Securities and Exchange Commission and shall cause such Registration statement to be declared effective prior to the first sale to the investor of our common stock. We agree to pay the Investor a commitment fee of 3,000,000 shares of our common stock pursuant to the Securities Purchase Agreement. On August 5, 2010, we entered into an amendment agreement with the debenture holder whereby the debenture shall be convertible at a fixed conversion price $0.005 per share.

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09"). ASU 2010-09 amends the guidance issued in ASC 855, Subsequent Events, by not requiring SEC filers to disclose the date through which an entity has evaluated subsequent events. ASU 2010-09 was effective upon issuance. There was not a material impact from the adoption of this guidance on our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4T.  Controls and Procedures

Evaluation of Changes in Internal Control over Financial Reporting:

During the three months ended June 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of June 30, 2010.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 1A.  Risk Factors
          Not applicable to smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended June 30, 2010, we received net proceeds of $123,755 and subscription receivable of $40,000 from the sale of 3,502,834 common shares.

In July 2010, in connection with a consulting agreement, we issued 350,000 shares of common stock for public relations and marketing services until September 15, 2010.

In July 2010, we issued in aggregate 2,000,000 shares of common stock to our CEO and officer of the Company in connection with their employment agreements.

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

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

Dated:  August 12, 2010

GENESIS ELECTRONICS GROUP, INC.

By: /s/ Edward C. Dillon
---------------------------
Edward C. Dillon, CEO and Director