Form 10-Q
period 2010-09-30
Genesis Electronics Group, Inc.
filed 2010-11-12
CIK 1302913

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2010
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer     [ ]
Accelerated filer       [ ]      Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock. November 12, 2010: Common Stock - 165,056,906

GENESIS ELECTRONICS GROUP, INC.
FORM 10-Q
For the quarterly period ended September 30, 2010
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      4
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      22
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        30
Item 4.  Controls and Procedures                              30

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    33
Item 1A. Risk Factors                                         33
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        33
Item 3.  Defaults upon Senior Securities                      33
Item 4.  (Removed and Reserved)                               33
Item 5.  Other Information                                    33
Item 6.  Exhibits                                             33

SIGNATURES                                                    34

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                                         Year ended
                                September 30, 2010    December 31, 2009
                                   (Unaudited)           (Audited)
                                ------------------    -----------------
                   ASSETS

CURRENT ASSETS:
  Cash                           $    17,302           $    66,069
  Prepaid expense and other
   current asset                      10,560                14,160
                                 -----------           -----------
      Total current assets            27,862                80,229

PROPERTY AND EQUIPMENT, net              191                   695
                                 -----------           -----------
Total assets                     $    28,053           $    80,924
                                 ===========           ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued
   expenses                      $   174,491           $   184,857
  Secured convertible debenture,
   net of debt discount               12,599                     -
  Convertible debt                   931,919               931,919
  Note payable                        15,647                15,647
  Loans payable                       40,000                40,000
  Due to related party                14,885                40,485
  Deferred revenue                        63                   176
                                 -----------           -----------
      Total current liabilities    1,189,604             1,213,084
                                 -----------           -----------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par
   value, 300,000,000
   authorized, 163,456,906
   and 152,644,072 issued
   and outstanding, at September
   30, 2010 and December 31,
   2009, respectively               163,457                152,644
  Additional paid-in capital      7,337,278              6,879,836
  Accumulated deficit            (8,587,411)            (8,090,923)
  Subscription receivable           (74,875)               (73,717)
                                 -----------           -----------
      Total stockholders'
       deficit                   (1,161,551)            (1,132,160)
                                 -----------           -----------
Total liabilities and
 stockholders' deficit          $    28,053            $    80,924
                                ===========            ===========

       See notes to unaudited consolidated financial statements.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                             For the Three Months Ended    For the Nine Months Ended
                                     September 30,               September 30,
                             --------------------------    -------------------------
                                2010             2009         2010            2009
                             --------          --------     --------        --------
                            (Unaudited)       (Unaudited   (Unaudited)    (Unaudited)

Net Sales                    $   6,294         $  14,511    $  22,311      $  69,172
                             ---------         ---------    ---------      ---------
Operating expenses:
   Professional fees             9,107             7,832       38,771         30,887
   Consulting fees              28,000            27,070       46,400         45,310
   Compensation                208,610            21,120      258,770         60,662
   Other selling, general
    and administrative          55,246            43,621      145,615        107,597
                             ---------         ---------    ---------      ---------
      Total operating
       expenses                300,963            99,643      489,556        244,456
                             ---------         ---------    ---------      ---------
Loss from operations          (294,669)          (85,132)    (467,245)      (175,284)
                             ---------         ---------    ---------      ---------
Other expenses:
   Interest expense            (22,272)           (1,113)     (29,243)      (199,339)
                             ---------         ---------    ---------      ---------
      Total other expenses     (22,272)           (1,113)     (29,243)      (199,339)
                             ---------         ---------    ---------      ---------
Loss before provision for
 income taxes                 (316,941)          (86,245)    (496,488)      (374,623)

Provision for income taxes           -                 -            -              -
                             ---------         ---------    ---------      ---------
Net loss                     $(316,941)        $ (86,245)   $(496,488)     $(374,623)
                             =========         =========    =========      =========

Net loss per common share
 - basic and diluted        $        -         $       -    $       -     $        -
                             =========         =========    =========      =========
Weighted average number of
 shares outstanding - basic
 and diluted               161,517,346       141,389,035  157,593,360    130,816,886
                           ===========       ===========  ===========    ===========

           See notes to unaudited consolidated financial statements.

            GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Nine Months Ended
                                                   September 30,
                                             -------------------------
                                               2010             2009
                                             --------         --------
                                           (Unaudited)      (Unaudited)

Cash flows from operating activities:
  Net loss                                  $(496,488)       $(374,623)
                                            ---------        ---------
  Adjustments to reconcile net loss to
   net cash used in operations:
  Depreciation                                    504              507
  Common stock issued for services            198,000            8,090
  Amortization of debt discount                12,599                -
  Amortization of deferred financing cost      12,600                -
  Services performed applied against
   subscription receivable                     20,000                -
  Interest expense for the settlement of
   a related party loan                             -          196,000
 Changes in assets and liabilities:
  Prepaid expenses and other                   11,000          (11,000)
  Accounts payable and accrued expenses       (10,366)          20,488
  Deferred revenues                              (113)            (350)
                                            ---------        ---------
   Total adjustments                          244,224          213,735
                                            ---------        ---------
Net cash used in operating activities        (252,264)        (160,888)
                                            ---------        ---------
Cash flows from financing activities:
 Proceeds from sale of common stock           229,097          199,579
 Payments on related party advances           (25,600)          (6,300)
                                            ---------        ---------
Net cash provided by financing activities     203,497          193,279
                                            ---------        ---------
Net increase (decrease) in cash               (48,767)          32,391
Cash - beginning of the period                 66,069            2,319
                                            ---------        ---------
Cash - end of the period                    $  17,302        $  34,710
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

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-
Q. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2009 and notes thereto contained in the Report on Form 10-K of Genesis Electronic Group, Inc. and Subsidiary ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010.

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2010 and 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Impairment of Long-lived Assets
Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, "Impairment or Disposal of Long-Lived Assets". The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2010 and 2009.

Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation - Stock Compensation ("ASC 718"). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company's common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. For the nine months ended September 30, 2010, the Company did not grant any stock options to employees.

Net Loss per Common Share
Net loss per common share are calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of September 30, 2010 and 2009, there were options and warrants to purchase 2,025,000 shares of common stock and 4,000,000 shares equivalent issuable pursuant to embedded conversion features which could potentially dilute future earnings per share.

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

Subsequent Events
For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending September 30, 2010, subsequent events were evaluated by the Company as of the date on which the unaudited consolidated financial statements at and for the period ended September 30, 2010, were available to be issued.

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

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued ASC Topic 810-10, "Amendments to FASB Interpretation No. 46(R)". This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 did not have a material impact on the results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements." This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor's multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact on the results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2010-14, "Certain Revenue Arrangements That Include Software Elements." This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are "essential to the functionality," and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered "essential to the functionality." The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this guidance did not have a material impact on the results of operations and financial condition.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310) "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses". ASU 2010-20 requires additional disclosures about the credit quality of a company's loans and the allowance for loan losses held against those loans. Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. The new guidance is effective for interim-and annual periods beginning after December 15, 2010. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2010, property and equipment consist of the following:

                                             Useful Life
                                               (Years)
                                             -----------
  Computer equipment and software                  5        $ 12,542
  Office furniture and fixtures and
    equipment                                      7           4,328
                                                            --------
                                                              16,870
  Less accumulated depreciation                              (16,679)
                                                            --------
                                                            $    191
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
                                                            ========

For the nine months ended September 30, 2010 and 2009, depreciation expense amounted to $504 and $507, respectively.

NOTE 3 - LOANS PAYABLE

On May 22, 2008, in connection with the acquisition, the Company assumed loans payable from certain third parties. These loans bear 8% interest per annum and are payable on demand. As of September 30, 2010, loans payable and related accrued interest amounted to $40,000 and $13,971, respectively. As of December 31, 2009, loans payable and related accrued interest amounted to $40,000 and $11,571, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

An officer of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At September 30, 2010 and December 31, 2009, the Company owed this related party $14,885 and $40,485, respectively.

NOTE 5 - NOTE PAYABLE

On May 22, 2008, in connection with the acquisition, the Company assumed a note payable from a third party. These loans bear 8% interest per annum and is payable on demand. As of September 30, 2010, note payable and related accrued interest amounted to $15,647 and $8,419, respectively. As of December 31, 2009, note payable and related accrued interest amounted to $15,647 and $7,480, respectively.

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

At September 30, 2010 and December 31, 2009, convertible debt amounted to $931,919.

NOTE 7 - SECURED CONVERTIBLE DEBENTURE

In May 2010, the Company issued a 9% Secured Convertible Debenture for $20,000 to Tangiers Investors, LP in connection with the Securities Purchase agreement (see Note 9). This debenture matures on December 23, 2010. The Company may prepay any portion of the principal amount at 150% of such amount along with the accrued interest. This debenture including interest shall be convertible into shares of the Company's common stock at the lower of $0.01 per share or a price of 70% of the average of the two lowest volume weighted average price determined on the then current trading market for ten trading days prior to conversion at the option of the holder. On August 5, 2010, the Company entered into an amendment agreement with the debenture holder whereby the debenture shall be convertible at a fixed conversion price $0.005 per share. In connection with this convertible debenture, the Company recorded deferred financing cost of $20,000 and will be amortized over the term of the note.

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

At September 30, 2010, convertible debenture consisted of the following:
                                           September 30, 2010
                                           -------------
Secured convertible debenture                $ 20,000

Less: debt discount                           (7,401)
                                             --------
Secured convertible debenture - net          $ 12,599

As of September 30, 2010, amortization of debt discount and deferred financing cost amounted to $12,599 and $12,600, respectively, and are included in interest expense. As of September 30, 2010, accrued interest on this debenture amounted to $705.

NOTE 8 - GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $8,587,411, had net losses, negative working capital and negative cash flows from operations for the nine months ended September 30, 2010 of $496,488, $1,161,742 and $252,264 respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the nine months ended September 30, 2010, the Company sold 5,212,834 common shares for net proceeds of $165,255 and subscription receivable of $85,000. For the nine months ended September 30, 2010 the Company collected subscription receivable of $63,842.

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

NOTE 9 - STOCKHOLDERS' DEFICIT

Common Stock
For the nine months ended September 30, 2010, the Company received net proceeds of $165,255 and subscription receivable of $85,000 from the sale of 5,212,834 shares of the Company's common stock.

For the nine months ended September 30, 2010, the Company collected subscription receivable of $63,842. During the nine months ended
September 30, 2010, the Company applied $20,000 against subscription receivable for services rendered by one of our employees.

In February 2010, the Company issued 250,000 shares of common stock for public relation services rendered. The Company valued these common shares at the fair value on the date of grant at $.04 per share or $10,000. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $10,000 during the nine months ended September 30, 2010.

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

In July 2010, in connection with a consulting agreement, the Company issued 350,000 shares of common stock for Public relations and marketing services until September 15, 2010. The Company valued these common shares at the fair value on the date of grant at $.08 per share or $28,000. The Company did not extend the term of this agreement after September 15, 2010.

In July 2010, the Company issued in aggregate 2,000,000 shares of common stock to the Company's CEO and an officer of the Company in connection with their employment agreements. The Company valued these common shares at the fair market value on the date of grant at $.08 per share or $160,000 and has been recorded as stock-based compensation.

Stock Options
A summary of the stock options as of September 30, 2010 and changes during the periods is presented below:

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
                                    =========          =======

The following table summarizes the Company's stock option outstanding at September 30, 2010:

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
                                       effective
                                       registration

NOTE 10 - SUBSEQUENT EVENTS

In October 2010, the Company received net proceeds of approximately $11,000 and subscription receivable of $94,000 from the sale of 2,600,000 shares of the Company's common stock.

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

GOING CONCERN
-------------
As reflected in the accompanying unaudited consolidated financial statements, we had an accumulated deficit of approximately $8.6 million, a working capital deficit of $1,161,742, had net losses for the nine months ended September 30, 2010 of $496,488 and cash used in operations during the nine months ended September 30, 2010 of $252,264. While we are attempting to increase sales, it has not been significant enough to support the registrant's daily operations. We will attempt to raise additional funds by way of a public or private offering.
While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

RESULTS OF OPERATIONS
---------------------
Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Net sales for the nine months ended September 30, 2010 were $22,311 as compared to net sales of $69,172 for the nine months ended September 30, 2009, a decrease of $46,861 or approximately 68%. We are continuing to create customer awareness for our products. The decrease in revenues is primarily attributable to the non renewal of subscribers who had completed their annual hosting commitment during fiscal 2009. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Total operating expenses for the nine months ended September 30, 2010 were $489,556, an increase of $245,100, or approximately 100%, from total operating expenses for the nine months ended September 30, 2009 of $244,456.

This increase is primarily attributable to:

   - an increase of $7,884, or approximately 26%, in professional fees incurred in connection with our SEC filings. This increase is primarily related to increase in legal fees in connection with general business counsel and litigation matters,
   - a slight increase of $1,090, or approximately 2%, in consulting fees.
  - an increase of $198,108, or 327%, in compensation expense to $258,770 for the nine months ended September 30, 2010 as compared to $60,662 for the nine months ended September 30, 2009. Compensation expense which includes salaries and stock based compensations to our employees. The increase is primarily attributable to stock based compensation in connection with the fair value of common shares issued for services to our CEO and one of our officers amounting to $160,000 during the nine months ended September 30, 2010. The increase is also attributable to increases in compensation levels of certain of our employees,
   - an increase of $38,018, or approximately 35%, in other selling, general and administrative expenses as a result of increase in license fee expense related to a license agreement entered in November 2009 and office expense attributable to our subsidiary Genesis Electronics Inc.

We reported a loss from operations of $467,245 for nine months ended September 30, 2010 as compared to a loss from operations of $175,284 for the nine months ended September 30, 2009.

Total other expense for the nine months ended September 30, 2010 were $29,243, a decrease of $170,096, from total other expense for nine months ended September 30, 2009 of $199,339.

   - Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, and interest on our promissory notes. The decrease in interest expense is primarily attributable to the issuance of 4,900,000 shares of common stock to one of our officers in connection with a settlement of related party loans during the nine months ended September 30, 2009. We have recognized non-recurring interest expense of $196,000 in connection with this settlement in 2009 offset by an increase in amortization of debt discount and deferred financing cost of $25,199 during the nine months ended September 30, 2010.

We reported a net loss of $496,488 or (0.00) per share for the nine months ended September 30, 2010 as compared to a net loss of $374,623 or $(0.00) per share for the nine months ended September 30, 2009.

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Net sales for the three months ended September 30, 2010 were $6,294 as compared to net sales of $14,511 for the three months ended September 30, 2009, a decrease of $8,217 or approximately 57%. We are continuing to create customer awareness for our products. The decrease in revenues is primarily attributable to the non renewal of subscribers who had completed their annual hosting commitment during fiscal 2009. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Total operating expenses for the three months ended September 30, 2010 were $300,963, an increase of $201,320, or approximately 202%, from total operating expenses for the three months ended September 30, 2009 of $99,643.

This increase is primarily attributable to:

   - a slight increase of $1,275, or approximately 16%, in professional fees incurred in connection with our SEC filings,

   -   an increase of $930, or approximately 3%, in consulting fees,
   - an increase of $187,490, or 888%, in compensation expense to $208,610 for the three months ended September 30, 2010 as compared to $21,120 for the three months ended September 30, 2009. Compensation expense which includes salaries and stock based compensations to our employees. The increase is primarily attributable to stock based compensation in connection with the fair value of common shares issued for services to our CEO and one of our officers amounting to $160,000 during the three months ended September 30, 2010. The increase is also attributable to increases in compensation levels of certain of our employees,
   - an increase of $11,625, or approximately 27%, in other selling, general and administrative expenses as a result of increase in license fee expense related to a license agreement entered in November 2009 and office expense attributable to our subsidiary Genesis Electronics Inc.

We reported a loss from operations of $294,669 for three months ended September 30, 2010 as compared to a loss from operations of $85,132 for the three months ended September 30, 2009.

Total other expense for the three months ended September 30, 2010 were $22,272, an increase of $21,159, from total other expense for the nine months ended September 30, 2009 of $1,113.

   - Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, and interest on our promissory notes. The increase is primarily attributable to the amortization of debt discount and deferred financing cost of $20,706 during the three months ended September 30, 2010.

We reported a net loss of $316,941 or (0.00) per share for the three months ended September 30, 2010 as compared to a net loss of $86,245 or $(0.00) per share for the three months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the nine months ended September 30, 2010, we received net proceeds of $165,255 and subscription receivable of $85,000 from the sale of our common stock. For the nine months ended September 30, 2010, we collected subscription receivable of $63,842. These funds were used for working capital purposes.

Net cash used in operating activities for the nine months ended September 30, 2010 amounted to $252,264 and was primarily attributable to our net losses of $496,488 offset by depreciation of $504, stock based expense of $198,000, amortization of debt discount of $12,599, amortization of deferred financing cost of $12,600, and non-cash expense of $20,000 applied against subscription receivable. Net cash used in operating activities for the nine months ended September 30, 2009 amounted to $160,888 and was primarily attributable to our net losses of $374,623 offset by depreciation of $507, stock based expense of $8,090, interest expense of $196,000 in connection with the settlement of a related party loan and changes in assets and liabilities of $9,138.

Net cash flows provided by financing activities was $203,497 for the nine months ended September 30, 2010 as compared to net cash provided by financing activities of $193,279 for the nine months ended September 30, 2009, an increase of $10,218. For the nine months ended September 30, 2010, we received proceeds from the sale of common stock and collection of subscription receivable of $229,097 and an offset by payments on related party advances of $25,600. For the nine months ended September 30, 2009, we received proceeds from the sale of common stock and collection of subscription receivable of $199,579 offset by payments on related party advances of $6,300.

We reported a net decrease in cash for the nine months ended September 30, 2010 of $48,767 as compared to a net increase in cash of $32,391 for the nine months ended September 30, 2009. At September 30, 2010, we had cash on hand of $17,302.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
-----------------------------------------------------------
Contractual Obligations
The following tables summarize our contractual obligations as of September 30, 2010.

                                              Payments Due by Period
                             --------------------------------------------------------
                                        Less than                    3-5      5 Years
                             Total        1 Year     1-3 Years      Years        +
                             -----      ---------    ---------      -----     -------
Contractual Obligations:
Notes payable             $   15,647    $      -     $      -      $      -   $      -
Loans payable                 40,000           -            -             -          -
Secured convertible
  Debenture                   20,000           -            -             -          -
Convertible debt             931,919           -            -             -          -
Loans payable - related
  party                       14,885           -            -             -          -
                          ----------    --------     --------      --------   --------
Total Contractual
  Obligations:            $1,022,451    $      -     $      -      $      -   $      -

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In June 2009, the FASB issued ASC Topic 810-10, "Amendments to FASB Interpretation No. 46(R)". This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 did not have a material impact on the results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements." This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor's multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this guidance did not have a material impact on the results of operations and financial condition.

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

The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this guidance did not have a material impact on the results of operations and financial condition.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310) "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses". ASU 2010-20 requires additional disclosures about the credit quality of a company's loans and the allowance for loan losses held against those loans. Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. The new guidance is effective for interim-and annual periods beginning after December 15, 2010. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, including Edward C. Dillon, our chief executive officer, and Nelson Stark, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Mr. Dillon and Mr. Stark, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2010.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(F) and 15d-15(F) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the
Sarbanes-Oxley Act of 2002 ("Section 404") on an annual basis.   As
previously reported on our Form 10-K for the year ended December 31, 2009, management identified significant deficiencies related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.
Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.
We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable to smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

For the nine months ended September 30, 2010, we received net proceeds of $165,255 and subscription receivable of $85,000 from the sale of 5,212,834 common shares.

          In October 2010, we received net proceeds of approximately $11,000 and subscription receivable of $94,000 from the sale of 2,600,000 common shares.

Item 3.   Defaults Upon Senior Securities
          None

Item 4.  (Removed and Reserved)

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

Dated:  November 12, 2010

GENESIS ELECTRONICS GROUP, INC.

By:  /s/ Edward C. Dillon
     ---------------------------
     Edward C. Dillon
     Chief Executive Officer

By:  /s/Nelson Stark
     --------------------------
     Nelson Stark
     Chief Financial Officer