Form 10-K/A
period 2009-12-31
Genesis Electronics Group, Inc.
filed 2011-04-07
CIK 1302913

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

                    EXPLANATION OF AMENDMENT

We are filing this amendment, in part due to the PCAOB revocation of the registrant's prior auditor, Larry O'Donnell & Co., CPA, P.C. and the subsequent re-audit of the consolidated financial statements for the years ended December 31, 2010 and 2009. This amended report does not reflect events occurring after the original filing of the Form 10-K on April 15, 2010.

                         TABLE OF CONTENTS

                                                             Page No.
                               Part I
Item 1.    Business                                            4
Item 1A.   Risk Factors                                       10
Item 1B.   Unresolved Staff Comments                          10
Item 2.    Properties                                         11
Item 3.    Legal Proceedings                                  11
Item 4.    (Removed and Reserved)                             11

                              Part II
Item 5.    Market for Registrant's Common Equity,
             Related Stockholder Matters and Issuer
             Purchases of Equity Securities.                  12
Item 6.    Selected Financial Data                            13
Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operation                                        13
Item 7A.   Quantitative and Qualitative Disclosures About
             Market Risk                                      22
Item 8.    Financial Statements and Supplementary Data        23
Item 9.    Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.             53
Item 9A    Controls and Procedures.                           53
Item 9B.   Other Information.                                 55

                              Part III
Item 10.   Directors, Executive Officers and Corporate
             Governance                                       56
Item 11.   Executive Compensation                             58
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters   60
Item 13.   Certain Relationships and Related Transactions,
             and Director Independence                        61
Item 14.   Principal Accountant Fees and Services.            61

                              Part IV
Item 15.   Exhibits, Financial Statement Schedules.           63

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

Corporate operations
--------------------
The registrant's business consist of
   (1) Genesis Electronics: the development and eventual manufacturing and marketing of solar-powered consumer products, based on patented technology either owned by Genesis or licensed from Johns Hopkins University Applied Physics Laboratories,
   (2) Pricester.com: the sales of cost-effective websites and related Internet services primarily to the small business sector, and

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

We have suspended operation of the Pricester.com Shopping Portal, which enabled users to build their own websites and sell and auction their goods directly through the portal. The Pricester.com Shopping Portal represented less than 10% of the Pricester.com division.

As soon as our first solar-powered product, a charger for a brand-name iphone, is fully compliant with all necessary and elected technical criteria, we will be able to move ahead with manufacturing and marketing the product, as well as the development and marketing of similar products designed for operation with other hand-held and portable electronic devices. The registrant has already formed an ongoing partnership with a Taiwan-based manufacturer and strides have been made in product and packaging development, procurement of safety and transport certifications, prototype production and setting up for planned mass-production. There are no written agreements between the parties.

With the worldwide proliferation of cell phones, smart phones, notebook computers, and so many other portable electronic devices, the widespread and growing problem of inadequate charging life from traditional batteries, the inconvenience and sometimes unavailability, of re-charging by plugging into a wall outlet, management is of the opinion that there is a need for a more sustainable source for charging. Genesis Electronics' fully-functional early prototypes have met with positive reception from prospective distributors, sales organizations and large scale retailers from both concept and operational standpoints.

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

As consumer access to the Internet has become more widespread and continues to grow, management is of the opinion that websites have emerged as an essential tool for small businesses. Small companies and professional practices alike understand the value of a website for establishing credibility and competing for clients and sales.

Concerning Copia World's business, we have launched an international shopping portal, now populated with direct website links to over 7,000 stores covering 15 shopping categories in 25 countries.
In addition, the portal also includes a robust travel booking engine in affiliation with a prominent online provider for airfare, hotel accommodations and car rental. Copia World offers consumers and travelers access to international shopping available anywhere on the Internet from a single source. The website, www.copiaworld.com, is already ranked by Google and other major search engines for search terms such as "international shopping mall" and "international shopping".

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

1. Genesis Electronics: Genesis Electronics, a wholly-owned subsidiary of the registrant, is engaged in the development and marketing of solutions. Battery life and charging technology reliability are currently being examined by Genesis Electronics, especially where the usage is expanded beyond simple voice communications to Internet access, games, video viewing, audio-visual recording and thousands of downloadable applications.

Genesis Electronics has developed a patent-based solar energy technology that makes a constant and reliable charge always available to cell phones or smart phone batteries.

Our board of directors feels that the potential for its patented technology and the products and applications that may be developed in the future can represent significant revenue for the registrant. The registrant has no definite timeline for the development of these products and applications. The technology can be adapted to any mobile electronic device, including cell phones, "smart" phones, mp3 players, notebook and laptop computers, digital cameras, etc. Additionally, applications for use with electronic devices employed by the military are being investigated. The registrant has verbal commitments for production and distribution channels are already in place for smart phone application with companies such as Comm Tec, Inc., a Taiwan-based manufacturer.

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

Our website design technology permits the professional customization of websites at extremely low cost. The savings are passed along to the business owner, resulting in perhaps the lowest net cost customized website package available on the market today. Competitors offering similar services are operating within a far more labor intensive environment and cannot compete with Pricester.com's pricing strategy.

Clients receive a customized multi-page website designed for free and agree to pay just a competitive Internet hosting fee and a nominal set-up charge. At this time, Pricester.com creates the majority of its sales by generating small business leads using outbound automated
telemarketing, and then following up by telephone.   A number of sales
are also the result of client referrals and repeat clients.   Almost
all sales are consummated over the phone.

Concurrently, the registrant is endeavoring to develop strategic partnerships with other companies and organizations that have an interest in the same small business target market. Pricester.com delivers a product that is appealing and important to small business owners. Therefore, logical targets for strategic partnerships are larger corporations, such as mid to large banks, merchant service providers, communications companies, appropriate retail chains and business organizations that actively and competitively seek to acquire and retain small businesses as their customers or members. Pricester.com's website service is positioned as a valuable addition to the partner's existing product or service, providing more market differentiation and a competitive edge.

The market for affordable business websites is large and still expanding. Pricester.com's services are specifically geared to address this demand from the small business sector. Additional funding is required to expand marketing efforts in order to reach and further penetrate the market.

3. Copia World:  Copia World, www.copiaworld.com, a division of
Pricester.com, is an online shopping portal of international scope, a more comprehensive, consumer-friendly, single-source of retailers and select service providers on an international level.

Copia World provides travelers and consumers with fast access to retailers and businesses worldwide. Currently, the portal includes 25 countries spanning six continents, with 15 major shopping categories including a powerful travel reservation engine and over 7,000 store listings. Copia World features ease of use and direct links to all listed business websites.

Copia World has already achieved major search engine ranking for relevant terms such as "international shopping mall" (recently ranked #1 on Google and #4 on Bing, in both cases out of over 24 million matches) and "international shopping" (consistently a top 5 rank).

Visitors can shop for
   -  clothing in London,
   -  wines or jewelry in Paris,
   -  hand-crafted items from Mexico,
   -  furs in Moscow, view real estate in Saudi Arabia,
   -  peruse the department stores in Brazil,
   -  see the offerings from shopping malls in Israel,
   -  compare banks in Germany.

The portal currently displays affiliate ads and is moving towards generating added revenues through subscription advertising from listed companies. The board of directors feels that there is potential for Copia World as the portal continues to grow in population and enhanced features are added. Additionally, corporate partners for Copia World are being sought.

COSTS OF OPERATION

In order to operate the above businesses, continue to develop our products and provide our services, the registrant currently employs personnel for management, technical development and coordination, customer support, technical support, Internet marketing and web design and contract for sales personnel. Our regular monthly expenses are approximately $14,080, broken down as follows:

Payroll & Taxes                         $6,400
Rent                                     1,580
Electric                                   300
Telecommunications (Phones & Servers)    1,500

Accounting services                      2,500
Insurance                                  300
Legal                                    1,500
                                       -------
                                       $14,080
                                       =======

REVENUE STREAMS

The registrant has not generated significant revenues.
Currently, revenue is generated solely through the Pricester.com division, as Genesis Electronics and Copia World are still in their early stages. During 2006, Pricester.com commenced selling Website design services and hosting plans. As the number of clients increase and budgeting permits adequate marketing expenditures our revenues should increase significantly with collected setup fees and monthly hosting fees.

Our revenues have been generated by website sales, hosting fees and miscellaneous service fees totaling $78,797 for the year ended December 31, 2009.

In order to successfully expand our number of clients for our website development and hosting services, we must employ significant monetary resources.

Intellectual Property and Proprietary Rights
--------------------------------------------
We protect our intellectual property through existing laws and regulations and by contractual restrictions. We attempt to protect our technology and trade secrets through the use of: confidentiality and non-disclosure agreements, trademarks, patents, and by other security measures.

The registrant owns a patent for a solar rechargeable battery (U.S. patent 6,586,906) and licenses two additional patents from Johns Hopkins University Applied Physics Laboratories for an "Integrated Power Source" (U.S. Patents 5,644,207 and 6,608,464).Trademarks have been filed under Pricester.com and Pricester Store "e-commerce for all". The Copia World spinning globe icon is trademarked.

Marketing Strategies
--------------------
We intend to establish a national market presence, and where appropriate an international presence, using the following approaches in order to gain brand awareness and sales for all of our businesses: public relations and advertising campaigns using television, radio, press releases, Internet marketing, and targeted newspapers and magazines

Insurance
---------
We have in force workman's comp and general liability insurance.

Competition
-----------
Genesis Electronics competes with other manufacturers of solar powered and traditionally powered charging devices. Pricester.com competes with many website design and Internet hosting companies. Copia World competes with established shopping and travel websites. In all cases, many of these competitors may have advantages in expertise, brand recognition, available financial and other resources, and other factors.

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


ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.


ITEM 2.   PROPERTIES.

We lease an office facility from 234 Hollywood, LLC pursuant to a lease that began in October 2009. The office facility is located at 5555
Hollywood Blvd. Suite # 303 Hollywood, FL 33021.   The facility
consists of 1,000 square feet for the minimum lease payments of $1,117 per month and terminated in March 2010. The lease was extended for an additional six month period. We believe that this facility is sufficient for our current needs. The office lease agreement has certain escalation clauses and renewal options. If we exercise the option to renew, the base rent shall increase by 3% per each lease year.

ITEM 3.    LEGAL PROCEEDINGS.

The registrant is not involved in any legal proceedings at this date.


ITEM 4.   (REMOVED AND RESERVED)

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)
     a) Market Information. The registrant began trading publicly on the NASD Over the Counter Bulletin Board in June 2006 under the symbol "PRCC". On December 15, 2009, the registrant began trading under the symbol "GEGI".

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

     e)  Performance graph.  Not applicable.

     f) Sale of unregistered securities. Throughout the year ended December 31, 2009, the registrant sold 36,486,083 common shares and received net proceeds of $223,379 and subscription receivable of $108,984 from the sale of 36,486,083 shares of the registrant's common stock to non-affiliates.

Additionally, in the fourth quarter of December 31, 2009, the registrant collected subscription receivable of $60,417 to non-affiliates.

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

In October 2009, the registrant issued in aggregate 2,000,000 shares of common stock to the registrant's CEO and an officer of the registrant in connection with their employment agreements. The registrant valued these common shares at the fair market value on the date of grant at $.031 per share or $62,000 and has been recorded as stock-based compensation.

In October 2009, the registrant issued in aggregate 150,000 shares of common stock to three officers of the registrant for services rendered. The registrant valued these common shares at the fair market value on the date of grant at $.031 per share or $4,650 and has been recorded as stock-based compensation.

All of the above common shares were sold to sophisticated investors pursuant to an exemption from registration under Section 4(2) of the Securities Act.

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

Until its acquisition of Genesis, our business was solely focused on our internet shopping portal, and building and hosting websites for the small business sector. While we are still engaged in this business, we have suspended the internet shopping portal and our primary focus has now shifted towards the further development and marketing of the above described products.

PLAN OF OPERATIONS
------------------
We have only received minimal revenues. We do not have sufficient cash on hand to meet funding requirements for the next twelve months. Although we eventually intend to primarily fund general operations and our marketing program with revenues received from the sale of the Pricester Custom Designed Websites, hosting and transaction fees and the sale of the solar and alternative energy applications, our revenues are not increasing at a rate sufficient to cover our monthly expenses in the near future. We will have to seek alternative funding through debt or equity financing in the next twelve months that could result in increased dilution to the shareholders. No specific terms of possible equity or debt financing have been determined or pursued.

GOING CONCERN
-------------
As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of approximately $8.1 million, a working capital deficit of $1,367,855, had net losses for the year ended December 31, 2009 of $611,734 and cash used in operations during the year ended December 31, 2009 of $221,146. While we are attempting to increase sales, it has not been significant enough to support the registrant's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

We apply ASC 605-25: Multiple Element Arrangements, to account for revenue arrangements with multiple deliverables. ASC 605-25 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. When an arrangement involves multiple elements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately.

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

Total operating expenses for the year ended December 31, 2009 were $490,079, a decrease of $396,685, or approximately 45%, from total operating expenses for the year ended December 31, 2008 of $886,764.

This decrease is primarily attributable to:

      - an increase of $19,124, or approximately 62%, in professional fees incurred in connection with our SEC filings. This increase is primarily related to increase in audit and accounting fees,

   - a decrease of $191,609, or approximately 75%, in consulting fees in connection with the issuance of our common stock for services rendered and amortization of prepaid expense in connection with deferred compensation in 2008. This decrease is primarily attributable to a decrease in issuance of our common stock for services rendered during the year ended December 31, 2009 as compared to the same period in 2008,

   - a decrease of $207,413, or 48%, in compensation expense to $146,882 for the year ended December 31, 2009 as compared to $434,295 for the year ended December 31, 2008. Compensation expense which includes salaries and stock based compensations to our employees.

During the year ended December 31, 2009, we issued 2,000,000 shares of our common stock as compensation to our CEO and an officer in connection with their employment agreements dated January 14, 2008. During the year ended December 31, 2008, the Company issued in aggregate 33,000,000 shares of common stock to our CEO and an officer in connection for their services rendered. Additionally, the decrease is also attributable to the decrease in employees,

   - a decrease of $16,787, or approximately 10%, in other selling, general and administrative expenses as a result of decrease in general expenses and office expenses attributable to decreased spending due to limited financial resources. We reported a loss from operations of $411,282 for year ended December 31, 2009 as compared to a loss from operations of $775,246 for the year ended December 31, 2008.

Total other expense for the year ended December 31, 2009 were $200,452, a decrease of $2,100,999, from total other expense for year ended
December 31, 2008 of $2,301,451. This decrease is primarily attributable to:

   - a decrease of $852,606 in interest expense as a result of the assumption of certain convertible debt in connection with a settlement agreement entered into on May 23, 2008. In connection with this settlement agreement, we recorded and deemed such debt as a convertible liability with a fixed conversion price of $0.01. Accordingly, we recognized a total debt discount of $1,049,717 due to a beneficial conversion feature and such debt discount was immediately amortized to interest expense during the year ended December 31, 2008.

 - We also recognized a gain on settlement of debt of $469,284 to a former officer of Genesis in connection with this settlement agreement during the year ended December 31, 2008.

   - a decrease of $1,717,602 in impairment expense as a result of our acquisition of Genesis which resulted to a recognition of goodwill. We deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date.

We reported a net loss of $611,734 or (0.00) per share for the year ended December 31, 2009 as compared to a net loss of $3,076,697 or $(0.05) per share for the year ended December 31, 2008.

Liquidity and Capital Resources

During the year ended December 31, 2009, we received net proceeds of $283,796 and subscription receivable of $108,984 from the sale of our common stock. For the year ended December 31, 2009, we collected subscription receivable of $60,417. These funds were used for working capital purposes.

Net cash used in operating activities for the year ended December 31, 2009 amounted to $221,146 and was primarily attributable to our net losses of $611,734 offset by depreciation of $676, amortization of license agreement of $8,708 stock based expense of $84,690, interest expense of $196,000 in connection with the settlement of a related party loan and changes in assets and liabilities of $100,514. Net cash used in operating activities for the year ended December 31, 2008 amounted to $254,743 and was primarily attributable to our net losses of $3,076,697 offset by stock based compensation of $341,214, amortization of prepaid expense in connection with deferred compensation of $187,585, depreciation of $2,524, impairment expense of $1,717,602, interest expense of $1,049,717 in connection with the settlement agreement and add back of gain on settlement of debt of $469,284 and changes in assets and liabilities of $7,404.

Net cash flows used in investing activities was $10,000 for the year ended December 31, 2009 as compared to $0 for the year ended December 31, 2008. The increase was primarily attributed to the payment on license agreement of $10,000 in December 2009.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of December 31, 2009.

                                                   Payments Due by Period
                             --------------------------------------------------------
                                        Less than                    3-5      5 Years
                             Total        1 Year     1-3 Years      Years        +
                             -----      ---------    ---------      -----     -------
Contractual Obligations:
Operating Lease           $    3,350    $  3,350     $      -      $      -   $      -
Notes payable                 15,647      15,647            -             -          -
Loans payable                 40,000      40,000            -             -          -
Convertible debt             931,919     931,919            -             -          -
Loans payable - related
  party                       40,485      40,485            -             -          -
Accrued interest              19,051      19,051            -             -          -
                          ----------    --------     --------      --------   --------
Total Contractual
  Obligations:            $1,050,452    $1,050,452  $       -      $      -   $      -

License Agreement
-----------------
In November 2009, we entered into a license agreement with Johns Hopkins University Applied Physics Lab whereby the registrant will have a limited exclusive license to Johns Hopkins University Applied Physics Lab's Integrated Power Source patents. The patents are for the solar powered cell phone and iPod chargers. We have paid $10,000 and issued 2 million shares of the registrant's common stock upon execution of this agreement. Future license payments under the license agreement are as follows:

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

Off-balance Sheet Arrangements
------------------------------
We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder's equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Recent Accounting Pronouncements
--------------------------------
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, "Generally Accepted Accounting Principles" (ASC Topic 105) which establishes the FASB Accounting Standards Codification as the official single source of authoritative U.S. generally accepted accounting principles. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification.

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

In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements" an amendment to ASC Topic 820, "Fair Value Measurements and Disclosures." This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances and settlements. ASU No. 2010-06 is effective for the Company's interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the Company's consolidated results of operations and financial condition.

In July 2010, the FASB issued ASU No. 2010-20, "Receivables (Topic
310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses". ASU 2010-20 requires additional disclosures about the credit quality of a company's loans and the allowance for loan losses held against those loans. Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. The new guidance is effective for interim-and annual periods beginning after December 15, 2010. Management anticipates that the adoption of these additional disclosures will not have a material effect on the Company's financial position or results of operations.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Genesis Electronics Group, Inc.
Hollywood, Florida

We have audited the accompanying consolidated balance sheets of Genesis Electronics Group, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statement of operations, changes in stockholders' deficit and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Electronics Group, Inc. and Subsidiary as of as of December 31, 2009 and 2008, and the result of their operations and their cash flow for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has an accumulated deficit, has net losses and cash used in operations for the year ended December 31, 2009. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The consolidated financial statement does not include any adjustments that might result from the outcome of this uncertainty.

/s/Malcolm L. Pollard, Inc.
Erie, Pennsylvania
March 18, 2011

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS

                                               Year ended
                                               ----------
                                  December 31, 2009   December 31, 2008
                                  -----------------   -----------------
                                    (Restated -
                                     See Note 13)
                      ASSETS

Current Assets:
  Cash                             $    66,069          $     2,319
  Prepaid expense and other
    current asset                       14,160                3,160
                                   -----------          -----------
      Total current assets              80,229                5,479
Property and Equipment, net                695                1,371
License agreement, net                 200,292                    -
                                   -----------          -----------
      Total assets                 $   281,216          $     6,850
                                   ===========          ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued
    expenses                       $   264,857          $   152,837
  Accrued payable on license
    agreement                          155,000                    -
  Convertible debt                     931,919              931,919
  Note payable                          15,647               15,647
  Loans payable                         40,000               40,000
  Due to related parties                40,485               78,385
  Deferred revenue                         176                  682
                                   -----------          -----------
      Total current liabilities      1,448,084            1,219,470
                                   -----------          -----------
Stockholders' Deficit:
  Common stock, $0.001 par value,
    300,000,000 authorized,
    152,644,072 and 106,602,989
    issued and outstanding, at
    December 31, 2009 and December
    31, 2008, respectively             152,644              106,603
  Additional paid-in capital         6,879,836            6,219,824
  Accumulated deficit               (8,125,631)          (7,513,897)
  Subscription receivable              (73,717)             (25,150)
                                   -----------          -----------
      Total stockholders' deficit   (1,166,868)          (1,212,620)
                                   -----------          -----------
Total liabilities and stockholders'
  deficit                          $   281,216          $     6,850
                                   ===========          ===========

         See notes to audited consolidated financial statements.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Years Ended
                                                   December 31,
                                               ------------------
                                              2009            2008
                                              ----            ----
                                            (Restated -
                                            See Note 13)

Net Sales                                   $    78,797   $   111,518
                                            -----------   -----------
Operating expenses:
  Professional fees                              50,049        30,925
  Consulting fees                                63,780       255,389
  Compensation                                  226,882       434,295
  Other selling, general and administrative     149,368       166,155
                                            -----------   -----------
    Total operating expenses                    490,079       886,764
                                            -----------   -----------
Loss from operations                           (411,282)     (775,246)
                                            -----------   -----------
Other income (expenses):
  Other expense                                       -           (75)
  Gain on settlement of debt                          -       469,284
  Impairment expense                                  -    (1,717,602)
  Interest expense                             (200,452)   (1,053,058)
                                            -----------   -----------
    Total other income (expenses)              (200,452)   (2,301,451)
                                            -----------   -----------
Loss before provision for income taxes         (611,734)   (3,076,697)
Provision for income taxes                            -             -
                                            -----------   -----------
Net loss                                    $  (611,734)  $(3,076,697)
                                            ===========   ===========
Net loss per common share
  - basic and diluted                       $         -   $     (0.05)
Weighted average number of shares
  0utstanding - basic and diluted           135,405,327    56,810,124
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

                                                                    Total
                                      Accumulated Subscription  Stockholders'
                                         Deficit   Receivable      Deficit
                                       ----------   ----------   ----------
Balance, December 31, 2007             $(4,437,200)   $       -   $  (120,873)
Sale of common stock                             -      (25,150)      340,812
Common stock issued for services                 -            -       333,550
Cancellation of common stock issued
  previously for services                        -            -       (10,230)
Common stock issued as a replacement
  for issuance of stock options in
  connection with a consulting agreement         -            -       (54,902)
Common stock issued for prepaid services         -            -       101,367
Common stock issued for settlement of
  related party loans                            -            -        31,800
Common stock issued for convertible debt         -            -       117,798
Common stock issued in connection with the
  merger agreement                               -            -        57,144
Beneficial conversion on convertible debt        -            -     1,049,717
Stock warrants issued for services               -            -        17,894
Net loss for the period                 (3,076,697)           -    (3,076,697)
                                       -----------   ----------   -----------
Balance December 31, 2008               (7,513,897)     (25,150)   (1,212,620)
Sale of common stock                             -      (48,567)      283,796
Common stock issued for services                 -            -        84,690
Common stock issued for settlement of
  related party loans                            -            -       245,000
Common stock issued in connection with a
  license agreement                              -            -        44,000
Net loss for the period
(Restated - See Note 13)                 (611,734)            -      (531,734)
                                       -----------    ---------   -----------
Balance, December 31, 2009             $ 8,125,631    $ (73,717)  $(1,166,868)
                                       ===========    =========   ===========

             See notes to audited consolidated financial statements.

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Years Ended
                                                   December 31,
                                               ------------------
                                              2009            2008
                                              ----            ----
                                            (Restated -
                                            See Note 13)
Cash flows from operating activities:
  Net loss                                  $ (611,734)   $(3,076,697)
                                            ----------    -----------
  Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciation                                   676          2,524
    Amortization of license agreement            8,708              -
    Common stock issued for services            84,690        323,320

    Stock warrants issued for services               -         17,894
    Amortization of prepaid expense in
     connection with deferred compensation           -        187,585
    Gain on settlement of debt                       -       (469,284)
    Interest expense for the settlement of a
      Related party loan                       196,000              -
    Interest expense in connection with the
     settlement agreement                            -      1,049,717
    Impairment of goodwill                           -      1,717,602
  Changes in assets and liabilities:
    Prepaid expenses and other                 (11,000)             -
    Accounts payable and accrued expenses      112,020         (6,394)
    Deferred revenues                             (506)        (1,010)
                                            ----------    -----------
      Total adjustments                        310,588      2,821,954
Net cash used in operating activities         (221,146)      (254,743)
                                            ----------    -----------
Cash flows from investing activities:
    Payment on license agreement               (10,000)             -
                                            ----------    -----------
Net cash used in investing activities          (10,000)             -
                                            ----------    -----------

Cash flows from financial activities:
  Proceeds from sale of common stock           283,796        340,812
  Proceeds from related parties                 18,000          8,000
  Payments on related party advances            (6,900)       (92,600)
                                            ----------    -----------
Net cash provided by financing activities      294,896        256,212
                                            ----------    -----------
Net increase in cash                            63,750          1,469
Cash - beginning of the year                     2,319            850
                                            ----------    -----------
Cash - end of the year                      $   66,069    $     2,319
                                            ==========    ===========

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONTINUED          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Years Ended
                                                   December 31,
                                               ------------------
                                              2009            2008
                                              ----            ----
                                            (Restated -
                                            See Note 13)

Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                $        -     $        -
                                            ==========     ==========
    Income taxes                            $        -     $        -
                                            ==========     ==========
NON-CASH INVESTING AND FINANCING ACTIVITEIS:
  Common stock issued for future services   $        -     $  101,367
                                            ==========     ==========
  Common stock issued for settlement
   of loans                                 $   49,000     $  149,598
                                            ==========     ==========
  Common stock issued in connection
   with license agreement                   $   44,000     $        -
                                            ==========     ==========
  Accrued payable incurred for
   license agreement                        $  155,000     $        -
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

Unaudited pro forma results of operations data as if the Company and Genesis had occurred are as follows:

                                    The Company and   The Company and
                                        Genesis            Genesis
                                     For the Year       For the Year
                                         Ended             ended
                                   December 31, 2009  December 31, 2008
                                   -----------------  -----------------
Pro forma revenues                  $   78,797             $   111,518
Pro forma loss from operations      $ (411,282)            $  (917,827)
Pro forma net loss                  $ (611,734)            $(3,245,084)
Pro forma loss per share            $    (0.00)            $     (0.06)
Pro forma diluted loss per share    $    (0.00)            $     (0.06)

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

Net Loss per Common Share

Net loss per common share are calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of December 31, 2009 and 2008, there were options and warrants to purchase 2,025,000 shares of common stock and 93,191,998 shares equivalent issuable pursuant to embedded conversion features which could potentially dilute future earnings per share.

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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2009 and 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending December 31, 2009, subsequent events were evaluated by the Company as of the date on which the audited consolidated financial statements at and for the period ended December 31, 2009, were available to be issued.

Revenue Recognition

The Company follows the guidance of the FASB ASC 605-10-S99 "Revenue Recognition Overall - SEC Materials. The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The Company applies ASC 605-25: Multiple Element Arrangements, to account for revenue arrangements with multiple deliverables. ASC 605-25 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. When an arrangement involves multiple elements, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately.

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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In May 2009, the FASB issued (ASC Topic 855), "Subsequent Events" (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2009, property and equipment consist of the following:

                                             Useful Life
                                               (Years)
                                             -----------
  Computer equipment and software                  5       $  12,542
  Office furniture and fixtures and
    equipment                                      7           4,328
                                                           ---------
                                                              16,870
  Less accumulated depreciation                              (16,175)
                                                           ---------
                                                           $     695
                                                           =========

At December 31, 2008, property and equipment consist of the following:

                                             Useful Life
                                               (Years)
                                             -----------
  Computer equipment and software                  5       $  12,542
  Office furniture and fixtures and
    equipment                                      7           4,328
                                                           ---------
                                                              16,870
  Less accumulated depreciation                              (15,499)
                                                           ---------
                                                           $   1,371

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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 5 - INCOME TAXES (continued)

Temporary differences, which give rise to a net deferred tax asset, are as follows:

                                          2009               2008
                                       -------------------------------
Computed "expected" benefit            $(196,189)          $(1,046,077
State tax benefit, net of federal
  effect                                 (23,081)             (123,068)
Other permanent differences               74,480             1,058,381
Increase in valuation allowance          144,790               110,764
                                       ---------           -----------
                                       $       -           $         -
                                       =========           ===========

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

At December 31, 2009 and December 31, 2008, convertible debt amounted to $931,919.

NOTE 8 - GOING CONCERN

The accompanying audited consolidated financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $8,125,631, had net losses, negative working capital and negative cash flows from operations for the year ended December 31, 2009 of $611,734, $1,367,855 and $221,146 respectively.  While the Company is attempting to increase revenues,

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 8 - GOING CONCERN (Continued)

the growth has not been significant enough to support the Company's daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the year ended December 31, 2009, the Company sold 36,486,083 common shares for net proceeds of $223,379 and subscription receivable of $108,984. For the year ended December 31, 2009, the Company collected subscription receivable of $60,417.

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

For the year ended December 31, 2009, the Company received net proceeds of $223,379 and subscription receivable of $108,984 from the sale of 36,486,083 shares of the Company's common stock.

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

In October 2009, the Company issued in aggregate 2,000,000 shares of common stock to the Company's CEO and an officer of the Company in connection with their employment agreements. The Company valued these common shares at the fair market value on the date of grant at $.031 per share or $62,000 and has been recorded as stock-based compensation.

In October 2009, the Company issued in aggregate 150,000 shares of common stock to three officers of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.031 per share or $4,650 and has been recorded as stock-based compensation.

In November 2009, the Company issued 2,000,000 shares of common stock in connection with a license agreement. The Company valued these common shares at the fair market value on the date of grant ranging at $.022 per share or $44,000 and has been capitalize as reflected in the accompanying consolidated balance sheet as license agreement.

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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 9 - STOCKHOLDERS' DEFICIT (Continued)

Stock Options
A summary of the stock options as of December 31, 2009 and 2008 and changes during the periods are presented below:

                              Year Ended December 31,       Year Ended December 31,
                                       2009                           2008
                              ----------------------        ----------------------
                                            Weighted                      Weighted
                                             Average                       Average
                              Number of     Exercise        Number of     Exercise
                              Options        Price          Options        Price
                              ----------------------        ----------------------
Balance at beginning of year  2,025,000       $ 0.40         3,025,000      $ 0.28
Granted                               -            -                 -           -
Exercised                             -            -                 -           -
Cancelled                             -            -        (1,000,000)       0.05
                              ---------       ------        ----------      ------
Balance at end of year        2,025,000       $ 0.40         2,025,000      $ 0.40
                              =========       ======        ==========      ======
Options exercisable at end
 of year                      2,025,000       $ 0.40         2,025,000      $ 0.40
                              =========       ======        ==========      ======
Weighted average fair value
of options granted during
the year                                      $    -                        $    -

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

NOTE 10 - COMMITMENTS (Continued)

          Period Ended December 31, 2010      $   3,350
                                              ---------
     Total                                    $   3,350
                                              =========
Rent expense, including common area charges and sales taxes, for the years ended December 31, 2009 and 2008 was $12,891 and $19,373, respectively.

Employment Contracts
The Company entered into an employment agreement on January 14, 2008 with its chief executive officer which expires in January 2013. The employment agreement calls for an issuance of 500,000 free trading shares of the Company's common stock. Additionally, based on this agreement, the Company shall issue 1,000,000 restricted shares of common stock during each fiscal year of the term of this agreement. In October 2008, this agreement was amended whereby the chief executive officer shall received 2,000,000 restricted shares of common stock during each fiscal year instead of 1,000,000 shares which took effect in fiscal 2009.

The Company entered into an employment agreement on January 14, 2008 with an officer of the Company which expires in January 2013. The employment agreement calls for an issuance of 500,000 free trading shares of the Company's common stock. Additionally, based on this agreement, the Company shall issue 1,000,000 restricted shares of common stock during each fiscal year of the term of this agreement. In October 2008, this agreement was amended whereby the officer of the Company shall received 2,000,000 restricted shares of common stock during each fiscal year instead of 1,000,000 shares which took effect in fiscal 2009.

License Agreement
During November 2009, the Company licensed the use of certain patents from a third party. This license agreement will aid the Company as it furthers its business plan. In November 2009, the Company entered into a license agreement with Johns Hopkins University Applied Physics Lab ("JHU/APL") whereby the Company will have a limited exclusive license to JHU/APL's Integrated Power Source patents. The patents are for the solar powered cell phone and iPod chargers. The Company has paid $10,000 and issued 2 million shares of the Company's common stock upon execution of this agreement. The Company valued these common shares at the fair market value on the date of grant at $.022 per share or $44,000.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 10 - COMMITMENTS (Continued)

Future license payments under the license agreement are as follows:

    Due March 1, 2010                                  $10,000
    Due June 1, 2010                                   $10,000
    Due September 1, 2010                              $10,000
    Due upon the one year anniversary of the license  $125,000

The Company has capitalized the patent license for a total of $209,000 and is amortizing them over the term of this license agreement. The Company has recognized $8,708 and $0 of amortization expense during the year ended December 31, 2009 and 2008, respectively. Accrued payable related to this license agreement as of December 31, 2009 amounted to $155,000.

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

NOTE 11 - REPORTABLE SEGMENT

ASC Topic 280 requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2009 and 2008, the Company operated in two reportable business segments - (1) the Website segment and (2) the Solar powered consumer products segment. The Company's reportable segments are strategic business units that offer different products and services. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 11 - REPORTABLE SEGMENT (Continued)

Condensed information with respect to these reportable business segments for the years ended December 31, 2009 and 2008 is as follows:

                                               For the Years Ended
                                                  December 31,
                                             2009               2008
                                             ----               ----
Revenues:
  Website                                 $  78,797         $  111,518
  Solar powered products                          -                  -
                                          ---------         ----------
                                             78,797            111,518
                                          ---------         ----------
Depreciation:
  Website                                       676              2,524
  Solar powered products                          -                  -
                                          ---------         ----------
                                                676              2,524
                                          ---------         ----------
Impairment expense:
   Website                                        -                  -
   Solar powered products                         -          1,717,602
                                          ---------         ----------
                                                  -          1,717,602
                                          ---------         ----------
Interest expense:
   Website                                  196,000          1,049,719
   Solar powered products                     4,452              3,339
                                          ---------         ----------
                                            200,452          1,053,058
                                          ---------         ----------
Net loss:
   Website                                  589,223          1,825,027
   Solar powered products                    22,511          1,251,670
                                          ---------         ----------
                                          $ 611,734         $3,076,697
                                          =========         ==========
NOTE 12 - SUBSEQUENT EVENTS

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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 13 - RESTATEMENT

The Company has restated its consolidated financial statements as at and for the year ended December 31, 2009 to reflect the reversal of license fees included in other selling, general, and administrative expense of 54,000, the recording of amortization of license agreement of $8,708, the recording of accrued salaries of $80,000 in connection with the amended employment agreements of our chief executive officer and an officer of the Company,an increase in the net loss of $34,708, capitalization of the license agreement of $209,000 and the recording of accrued payable on license agreement of $155,000.

Consolidated Balance Sheet data                 As at December 31, 2009
                                                        Adjustments
                                          As Filed      to Restate        Restated
                                          --------      -----------       --------
License agreement, net                 $        -       $ 200,292       $   200,292
                                       ==========       =========       ===========
Total Assets                               80,924         200,292 (a)(b)    281,216
                                       ==========       =========       ===========
 Accounts payable and accrued expenses    184,857          80,000  (e)      264,857

 Accrued payable on license agreement          -          155,000  (c)      155,000
                                       ----------       ---------       -----------
Total Current Liabilities               1,213,084         235,000         1,448,084
                                       ----------       ---------       -----------
Total Liabilities                       1,213,084         235,000         1,448,084
                                       ----------       ---------       -----------
Stockholders' Deficit
 Accumulated deficit                   (8,090,923)        (34,708)       (8,125,631)
                                       ----------       ---------       -----------
Total Stockholders' Deficit            (1,132,160)        (34,708)       (1,166,868)
                                       ----------       ---------       -----------
Total Liabilities and
 Stockholders' Deficit                 $   80,924       $ 200,292       $   281,216
                                       ==========       =========       ===========

 (a) To capitalize the patent license of $209,000 based on the license agreement.
(b) To amortize the license agreement over the term of the agreement amounting to $8,708.
(c) To record the remaining obligation under the license agreement ($209,000 less $54,000 representing cash payment of $10,000 and stock payment valued at $44,000 in December 2009).

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 13 RESTATEMENT (Continued)

Consolidated Statement of
 Income data                                      As at December 31, 2009
                                                        Adjustments
                                          As Filed      to Restate         Restated
                                          --------      -----------        --------

Compensation                             $ 146,882       $  80,000       $ 226,882

Other selling, general and
 administrative expenses                  194,660        (45,292)        149,368
                                         ---------       ---------        ---------
Total operating expenses                   455,371         34,708 (b)(d)(e) 490,079
                                         ---------       ---------        ---------
Loss from operations                       376,574         34,708          411,282
                                         ---------       ---------        ---------
Net loss                                 $ 577,026       $ 34,708        $ 611,734
                                         =========       =========        =========
Net loss per Common Share:
  Basic                                  $   (0.00)      $       -        $   (0.00)
                                         =========       =========        =========
  Diluted                                $   (0.00)      $       -        $   (0.00)
                                         =========       =========        =========
Weighted Average Common Shares
 Outstanding:
  Basic                                135,405,327                      135,405,327
                                       ===========                      ===========
  Diluted                              135,405,327                      135,405,327
                                       ===========                      ===========

(d) To reflect the reversal of license fees included in other selling, general, and administrative expense of 54,000 representing cash and stock payment in December 2009.
(e) To record accrued salaries of $80,000 which represents 2,000,000 shares of common stock of the Company payable to the chief executive officer and an officer of the Company pursuant to their amended employment agreements. During fiscal 2009, the Company used the fair market value on the date of grant at $.04 per share.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 and 2008

NOTE 13 RESTATEMENT (Continued)

Consolidated Statement of Cash Flows              As at December 31, 2009
                                                        Adjustments
                                          As Filed      to Restate         Restated
                                          --------      -----------        --------
Net loss                                 $ 577,026      $ 34,708        $ 611,734
                                         ---------      ---------         ---------
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Amortization of license agreement              -         (8,708) (b)       (8,708)
  Accounts payable and accrued expenses     32,020         80,000 (e)       112,020

 Common stock issued in connection with
   a license agreement                     (44,000)        44,000                 -
                                         ---------      ---------         ---------
Cash Used in Operating Activities         (231,146)        10,000          (221,146)
                                         ---------      ---------         ---------
Cash Flows from Investing Activities
   Payment on license agreement                 -        (10,000)          (10,000)
                                         ---------      ---------         ---------
Cash Used in Investing Activities               -        (10,000)          (10,000)
                                         ---------      ---------         ---------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None

ITEM 9A.   CONTROLS AND PROCEDURES.

Restatement of Previously Issued Financial Statements
-----------------------------------------------------
Management began a review of its reporting policies with respect to its license agreement and concluded that it should have been capitalized during the year ended December 31, 2009 as well as the accrual of salaries of our two officers pursuant to their amended employment agreements. See Note 13 in the Notes to the Consolidated Financial Statements section for further details.

This form 10-K/A includes the changes and restatement of the December 31, 2009 year ended financial statements.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Edward Dillon, our chief executive officer and Nelson Stark, our chief financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2009.

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified material weaknesses related to
(i) our internal audit functions and (ii) the absence of an Audit Committee as of December 31, 2009, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting
----------------------------------------------------
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

                                  PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers
---------------------------------
The executive officers and directors are:

Name             Age                      Position
Edward C. Dillon  73                    CEO, Director
Nelson Stark      53                    CFO, Director
Raymond Purdon    41                 Chairman of the Board
Howard Neu        59                      Director

Resumes

EDWARD C. DILLON. Mr. Dillon has been chief executive officer since April 6, 2006 to present. Mr. Dillon has been chief financial officer and executive vice president of the registrant since June 4, 2004 to April 6, 2006. He was also responsible for shareholder relations and investments. From January 2004 to February 4, 2006, Mr. Dillon served as executive vice president for the registrant and he was also responsible for shareholder relations and investments. From January 2004 to February 4, 2009, Mr. Dillon served as executive vice president. From September 2004 to February 4, 2009, Mr. Dillon also served as a director of the registrant. In April 2003, Mr. Dillon accepted a position as Contract Manager Consultant to the Florida Turnpike for Jacobs Engineering a Fortune 500 Company. April 1996 to April 2002, Mr. Dillon retired to Florida for golf and relaxation. In May 1968, Edward Dillon opened Bayshore Steel Construction in New Jersey where he served as President and CEO until 1996. Bayshore Steel contracted to erect office buildings, shopping centers and 20,000,000 sq. ft of warehouse space in central New Jersey. From 1957 to 1968 he was employed as a Construction Supervisor for a family owned steel business. Management is of the opinion that Mr. Dillon's strong management and investor relations experience qualifies him to serve as a director.

NELSON STARK. Mr. Stark has been chief financial officer from April 6, 2006 to present. Mr. Stark has been vice president of marketing and operations of the registrant since June 4, 2004. Mr. Stark served as vice president of marketing and operations of the registrant from September 2003 until February 4, 2006. He has a Doctorate in International Business from Nova Southeastern University in Ft. Lauderdale, Florida. He received his Degree in May 1997. His areas of specialization are strategic and international marketing. He started his career with the Australian Trade Commission in Miami as their Marketing Manager in September of 1987 until November 1988. He then became the Marketing Manager for M. & J. Import-Export International in New York from January 1989 until October 1997. He was appointed Center Director for Embry-Riddle Aeronautical University's Ft. Lauderdale Campus from November 1997 to October 1999. He was then appointed Vice President of Marketing for Softrain U.S.A. from January 2000 until June of 2003. Management is of the opinion that Mr. Stark's strong educational background and marketing, management and administrative experience qualifies him to serve as a director.

RAYMOND PURDON   Mr. Purdon has over 17 years of experience in the
securities industry, including trading, investment banking, retail and institutional sales. He is the founder and has been the principal of Grandview Capital Partners since its launch in October 2006 and is responsible for the firm's proprietary trading, due diligence and investments. Ray oversees Pricester's merger and acquisition committee. From July 2003 - October 2006, Mr. Purdon was a senior vice president and branch manager of GunnAllen Financial. Mr. Purdon graduated in 1991 from Seton Hall University with a Bachelor of Arts degree. Management is of the opinion that Mr. Purdon's extensive background in the securities industry qualifies him to serve as a director.

HOWARD NEU. Since 1975, Mr. New has been a sole practitioner specializing in Domain Defense Litigation, commercial litigation, and appeals. He is also a Certified Public Accountant, has taught Taxation of Deferred Compensation at the University of Miami School of Law as well as courses in accounting and business law for the Miami Education Consortium. He has also lectured for the Florida Bar Continuing Legal Education program. He received his B.B.A. degree from the University of Miami after attending the University of Florida for 3 years, and his Juris Doctor degree from the University of Miami Law School. He was elected to 3 terms as Mayor of the City of North Miami, Florida, has served as Municipal Judge, Councilman, and has been elected President of the North Dade Bar Association, The Greater North Miami Chamber of Commerce, the Dade County League of Cities and various other State and National organizations. In his career, he has done considerable SEC work, successful Business Plans and Private Placement Memoranda. He is married and has 3 daughters, four grandchildren and a 17 year old
stepson.    Management is of the opinion that Mr. Neu's experience in
the legal and accounting fields qualifies him to serve as a director.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
To the registrant's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2009.

Code of Ethics Policy
---------------------
We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Management is in the process of reviewing and adopting a code of ethics and intends to complete the adoption of a code of ethics in the next quarter.

Corporate Governance
--------------------
We have no change in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.


ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, our two most highly compensated other executive officers who served as such at the end of the fiscal year and up to two additional individuals for whom disclosure would have been provided if such persons had been serving as executive officers at the end of the fiscal year.

                                          SUMMARY COMPENSATION TABLE
                                          --------------------------
                                                             NONQUALIFIED
                                                              NON-EQUITY       DEFERRED       ALL
NAME AND                                 STOCK    OPTION    INCENTIVE PLAN   COMPENSATION    OTHER
PRINCIPAL             SALARY    BONUS    AWARDS   AWARDS     COMPENSATION      EARNINGS   COMPENSATION    TOTAL
POSITION      YEAR      ($)      ($)      ($)      ($)            ($)             ($)          ($)         ($)
-----------   ----   -------   ------   ------   -------   --------------   ------------   ------------  -------
Edward C Dillon(1)
Chief Executive
Officer
              2009   40,000     $  -    $31,000       -        $    -         $    -        $    -      $71,000
              2008        0     $  -   $137,600       -        $    -         $    -        $    -     $137,600

Nelson Stark (2)
Chief Financial
Officer
              2009   $7,500     $  -    $1,550     $  -        $    -         $    -        $    -       $9,050
              2008   $7,500     $  -      $200     $  -        $    -         $    -        $    -       $7,700

 (1) Mr. Dillon has served as our president and CEO since April 2006. Mr. Dillon's fiscal 2009 compensation included stock awards of 1,000,000 shares of our common stock which were valued at $31,000.
Mr. Dillon's fiscal 2008 compensation included stock awards of 18,500,000 shares of our common stock which were valued at $137,600.Accrued but unpaid compensation due to Mr. Dillon during fiscal 2009 amounted to $40,000 which is included in the above table.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding stock options to the registrant's chief executive officer:

                        Option Awards
Outstanding Equity Awards at December 31, 2009

                                   Equity        Equity
                                  Incentive     Incentive
                                    Plan           Plan
                                    Awards:      Awards:
                                  Number of      Number of
                    Number of     Securities    Securities
                    Securities    Underlying    Underlying
                    Underlying    Unexercised   Unexercised   Option        Option
                    Unexercised    Unearned      Unearned    Exercise     Expiration
                    options        Options       Options in    Price         Date
Name                   (#)            (#)           (#)         ($)           ($)
----------------    ----------    ------------    --------    -------     -----------
Edward C. Dillon    1,000,000                                   $.40      One year after
Exec. Vice Pres.                                                            effective
                                                                          registration
Outstanding Equity Awards at December 31, 2009
                                                                  Equity
                                                                Incentive
                                                  Equity       Plan Awards:
                                                 Incentive       Market or
                                 Market Value   Plan Awards:       Payout
                                  of Shares     Number of         Value of
                    Number of     or Units       Unearned         Unearned
                    Shares or    of Shares        Shares,          Shares,
                    Units of     or Units        Units or         Units or
                      Stock      of Stock       Other Rights    Other Rights
                    that have    that have       that have       that have
                    not vested   not vested      not vested      not vested
Name                   (#)            ($)           (#)              ($)
----------------    ----------    ------------    --------      ------------
Edward C. Dillon        -              -          1,000,000       $400,000
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There are currently 153,491,906 common shares outstanding. The following tabulates holdings of common shares and other securities of the registrant by each person who, subject to the above, at March 31, 2010, holds of record or is known by management to own beneficially more than 5.0% of the common shares, including any shares that may be beneficially acquired within 60 days and, in addition, by all directors and officers of the registrant individually and as a group.

Directors and Officers
                                                 Percentage of
                              Number & Class       Outstanding
       Name and Address       of Shares          Common Shares

Edward C. Dillon(1)(3)           21,232,500           13.83%
3850 Washington St. Apt. 910
Hollywood, FL 33021

Raymond Purdon(3)                18,250,000           11.89%
25 Fox Hill Drive
Little Silver, NJ 07739

Nelson Stark(2)(3)                  244,000            0.16%
5130 SW 40th Avenue, Apt. 3B
Fort Lauderdale, FL 33314

Howard Neu(3)                     2,496,000            1.63%
1152 N. University Drive #201
Pembroke Pines, FL 33024

   (1)Mr. Dillon paid a weighted average of $.173 for the common shares he currently owns.
   (2)Nelson Stark received his common shares for services valued at $.086 per common share.
   (3)As of March 31, 2010, there are no shares that can be beneficially acquired within 60 days.

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

During fiscal 2009, Edward Dillon, chief executive officer of Genesis Electronics Group, Inc. advanced funds to us for working capital purposes. The advances are non-interest bearing and are payable on demand. At December 31, 2009 and 2008, we owed Mr. Dillon $40,485 and $78,385, respectively. During fiscal 2009, Mr. Dillon advanced a total of $63,900 to us. We paid Mr. Dillon a total of $26,000 during fiscal 2009.

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

Genesis Electronics Group, Inc.

                           By: /s/ Edward C. Dillon
                               ---------------------------
April 6, 2011                  Edward C. Dillon
                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Capacity                   Date

/s/Edward C. Dillon           CEO/Director           April 6, 2011
--------------------
Edward C. Dillon

/s/Nelson Stark              CFO/Director            April 6, 2011
-------------------- Principal Accounting Officer
Nelson Stark

/s/Raymond Purdon             Director               April 6, 2011
--------------------
Raymond Purdon

/s/Howard Neu                 Director               April 6, 2011
---------------------
Howard Neu