Form 10-Q/A
period 2010-03-31
Genesis Electronics Group, Inc.
filed 2011-04-07
CIK 1302913

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-Q/A
                     Amendment 1 to Form 10-Q

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

The number of outstanding shares of the registrant's common stock. May 15, 2010: Common Stock - 156,396,906

                     Explanatory Note

The registrant is filing this Form 10-Q/A to amend the unaudited consolidated financial statements for the period ended March 31, 2010. We are also filing this Form 10-Q/A to amend the information under
Item 4, Controls and Procedures. This amended report does not reflect events occurring after the original filing of the Form 10-Q on May 15, 2010.

GENESIS ELECTRONICS GROUP, INC.
Form 10-Q/A
For the quarterly period ended March 31, 2010
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      4
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      23
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        30
Item 4. Controls and Procedures                               30

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    32
Item 1A. Risk Factors                                         32
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        32
Item 3.  Defaults upon Senior Securities                      32
Item 4.  (Removed and Reserved)                               32
Item 5.  Other Information                                    32
Item 6.  Exhibits                                             32

SIGNATURES                                                    33

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS


                                      March 31, 2010
                                        (Unaudited)   December 31, 2009
                                      --------------  -----------------
                                       (Restated -
                                       See Note 11)
          ASSETS

CURRENT ASSETS:
  Cash                                    $   82,222        $   66,069
  Prepaid expense and other current asset     14,160            14,160
                                          ----------        ----------
      Total current assets                    96,382            80,229

PROPERTY AND EQUIPMENT, net                      527               695
License agreement, net                       174,167           200,292
                                          ----------        ----------
Total assets                              $  271,076        $  281,216
                                          ==========        ==========

      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses   $  261,851        $  264,857
  Accrued payable on license agreement       145,000	         155,000
  Convertible debt                           931,919           931,919
  Note payable                                15,647            15,647
  Loans payable                               40,000            40,000
  Due to related party                        27,185            40,485
  Deferred revenue                               204               176
                                          ----------        ----------
      Total current liabilities            1,421,806         1,448,084
                                          ----------        ----------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value,
    300,000,000 authorized, 155,811,906
    and 152,644,072 issued and
    outstanding, at March 31, 2010 and
    December 31, 2009, respectively          155,812          152,644
  Additional paid-in capital               7,020,673        6,879,836
  Accumulated deficit                     (8,228,690)      (8,125,631)
  Subscription receivable                    (98,525)         (73,717)
                                          ----------       ----------
      Total stockholders' deficit         (1,150,730)      (1,166,868)
                                          ----------       ----------

Total liabilities and stockholders'
  deficit                                 $  271,076       $  281,216
                                          ==========       ==========

         See notes to unaudited consolidated financial statements

                 GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Three Months Ended
                                                    March 31,
                                           --------------------------
                                             2010              2009
                                           ---------        ---------
                                           (Restated -
                                           See Note 11)
                                          (Unaudited)      (Unaudited)

Net Sales                                  $   7,662        $  30,544

Operating expenses:
  Professional fees                           11,033            4,500
  Consulting fees                             16,380            9,901
  Compensation                                20,640           18,532
  Other selling, general and administrative   61,555           25,355
                                           ---------        ---------
      Total operating expenses               109,608           58,288
                                           ---------        ---------
Loss from operations                        (101,946)         (27,744)
                                           ---------        ---------
Other income (expenses):
  Interest expense                            (1,113)          (1,113)
                                           ---------        ---------
      Total other income (expenses)           (1,113)          (1,113)
                                           ---------        ---------
Loss before provision for income taxes      (103,059)         (28,857)

Provision for income taxes                         -                -
                                           ---------        ---------
Net loss                                   $(103,059)       $ (28,857)
                                           =========        =========
Net loss per common share
  - basic and diluted                      $       -        $       -
                                           =========        =========
Weighted average number of shares
  outstanding - basic and diluted        153,079,543      114,513,720
                                         ===========      ===========

          See notes to unaudited consolidated financial statements.

                GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the Three Months Ended
                                                    March 31,
                                           --------------------------
                                             2010              2009
                                           ---------        ---------
                                           (Restated -
                                           See Note 11)
                                          (Unaudited)      (Unaudited)

Cash flows from operating activities:
  Net loss                                $  (103,059)      $  (28,857)
 Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciation                                  168              169
    Amortization of license agreement          26,125                -
    Common stock issued for services           10,000                -
 Changes in assets and liabilities:
  Accounts receivable                               -             (203)
  Accounts payable and accrued expenses        (3,006)               -
  Accrued payable on license agreement        (10,000)               -
  Deferred revenues                                28               41
                                           ----------       ----------
      Total adjustments                        23,315                7
                                           ----------       ----------
Net cash used in operating activities         (79,744)         (28,850)
                                           ----------       ----------
Cash flows from financing activities:
  Proceeds from sale of common stock          109,197           40,325
  Payments on related party advances          (13,300)          (1,800)
                                           ----------       ----------
Net cash provided by financing activities      95,897           38,525
                                           ----------       ----------
Net increase in cash                           16,153            9,675
Cash - beginning of the period                 66,069            2,319
                                           ----------       ----------
Cash - end of the period                   $   82,222       $   11,994

Supplemental disclosure of cash flow
 information:
  Cash paid for :
    Interest                               $        -       $        -
                                           ==========       ==========
    Income taxes                           $        -       $        -
                                           ==========       ==========

        See notes to unaudited consolidated financial statements

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

ASB Accounting Standards Codification

The issuance by the FASB of the Accounting Standards Codification(TM) (the "Codification") on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that GAAP is referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The change affects the way the Company refers to GAAP in financial statements and in its accounting policies. All existing standards that were used to create the Codification became superseded. Instead, references to standards consist solely of the number used in the Codification's structural organization.

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

Net Loss per Common Share

Net loss per common share are calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of March 31, 2010 and 2009, there were options and warrants to purchase 2,025,000 shares and 93,191,998 shares equivalent issuable pursuant to embedded conversion features of common stock which could potentially dilute future earnings per share.

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

NOTE 3 - LICENSE AGREEMENT

During November 2009, the Company licensed the use of certain patents from a third party. This license agreement will aid the Company as it furthers its business plan. The patents are for the solar powered cell phone and iPod chargers.

At March 31, 2010, license agreement consisted of the following:

                                             Useful Life
                                               (Years)
                                             -----------
  License agreement                               2        $ 209,000
  Less accumulated amortization                              (34,833)
                                                            --------
                                                            $174,167
                                                            ========

At December 31, 2009, license agreement consisted of the following:

                                             Useful Life
                                               (Years)
                                             -----------
  License agreement                               2        $ 209,000
  Less accumulated amortization                              (8,708)
                                                            --------
                                                            $200,292
                                                            ========

For the three months ended March 31, 2010 and 2009, amortization expense amounted to $26,125 and $0, respectively. Accrued payable related to this license agreement as of March 31, 2010 amounted to $145,000.

NOTE 4 - LOANS PAYABLE

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

NOTE 5 - RELATED PARTY TRANSACTIONS

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

At March 31, 2010 and December 31, 2009, convertible debt amounted to
$931,919.

NOTE 8 - GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $8,228,690, had net losses, negative working capital and negative cash flows from operations for the three months ended March 31, 2010 of $103,059, $1,325,424 and $79,744 respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the three months ended March 31, 2010, the Company sold 2,917,834 common shares for net proceeds of $94,005 and subscription receivable of $40,000. For the three months ended March 31, 2010, the Company collected subscription receivable of $15,192.

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

Stock Options
-------------
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

NOTE 11 - RESTATEMENT

The Company has restated its interim consolidated financial statements as at and for the three months ended March 31, 2010 to reflect the reversal of license fees included in other selling, general, and administrative expense of 10,000, the recording of amortization of license agreement of $26,125, the recording of accrued salaries of $80,000 in fiscal 2009 in connection with the amended employment agreements of our chief executive officer and an officer of the Company, an increase in the net loss of $16,125, an increase in accumulated deficit of $50,833, capitalization of the license agreement of $209,000 and the recording of accumulated amortization and accrued payable on license agreement of $34,833 and $145,000, respectively.

Consolidated Balance Sheet data                 As at March 31, 2010
                                                      (Unaudited)
                                                        Adjustments
                                          As Filed      to Restate        Restated
                                          --------      -----------       --------
License agreement, net                 $        -       $ 174,167       $   174,167
                                       ----------       ---------       -----------
Total Assets                               96,909         174,167 (a)(b)    271,076
                                       ==========       =========       ===========
Accounts payable and accrued expenses     181,851          80,000  (f)      261,851

Accrued payable on license agreement            -         145,000  (c)      145,000
                                       ----------       ---------       -----------
Total Current Liabilities               1,196,806         225,000         1,421,806
                                       ----------       ---------       -----------
Total Liabilities                       1,196,806         225,000         1,421,806
                                       ----------       ---------       -----------
Stockholders' Deficit
 Accumulated deficit                   (8,177,857)       (50,833)        (8,228,690)
                                       ----------       ---------       -----------
Total Stockholders' Deficit            (1,099,897)       (50,833)        (1,150,730)
                                       ----------       ---------       -----------


Total Liabilities and
 Stockholders' Deficit                 $   96,909       $ 174,167       $   271,076
                                       ==========       =========       ===========

 (a) To capitalize the patent license of $209,000 based on the license agreement.
(b) To record accumulated amortization on the license agreement over the term of the agreement amounting to $34,833.
(c) To record the remaining obligation under the license agreement ($209,000 less $64,000 representing cash payment of $20,000 and stock payment valued at $44,000).

Consolidated Statement of
 Income data                                   For the Three Months Ended
                                                March 31, 2010 (Unaudited)
                                                        Adjustments
                                          As Filed      to Restate         Restated
                                          --------      -----------        --------
Other selling, general and
 administrative expenses                 $  45,430       $  16,125        $  61,555
                                         ---------       ---------        ---------
Total operating expenses                    93,483          16,125 (d)(e)   109,608
                                         ---------       ---------        ---------
Loss from operations                        85,821          16,125          101,946
                                         ---------       ---------        ---------
Net loss                                 $  86,934       $  16,125        $ 103,059
                                         =========       =========        =========
Net loss per Common Share:
  Basic                                  $   (0.00)      $       -        $   (0.00)
                                         =========       =========        =========
  Diluted                                $   (0.00)      $       -        $   (0.00)
                                         =========       =========        =========
Weighted Average Common Shares
 Outstanding:
  Basic                                153,079,543                      153,079,543
                                       ===========                      ===========
  Diluted                              153,079,543                      153,079,543
                                       ===========                      ===========

(d) To reflect the reversal of license fees included in other selling, general, and administrative expense of $10,000 representing cash and stock payment in March 2010.
(e) To record amortization expense on the license agreement over the term of the agreement amounting to $26,125.
(f) To record accrued salaries of $80,000 in fiscal 2009 which represents 2,000,000 shares of common stock of the Company payable to the chief executive officer and an officer of the Company pursuant to their amended employment agreements. During fiscal 2009, the Company used the fair market value on the date of grant at $.04 per share.




Consolidated Statement of Cash Flows            For the Three Months Ended
                                                March 31, 2010 (Unaudited)
                                                        Adjustments
                                          As Filed      to Restate         Restated
                                          --------      -----------        --------
Net loss                                 $  86,934      $  16,125         $ 103,059
                                         ---------      ---------         ---------
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Amortization of license agreement              -        (26,125) (e)      (26,125)

Changes in assets and liabilities:
  Accrued payable on license
  Agreement                                      -         10,000            10,000
                                         ---------      ---------         ---------
Cash Used in Operating Activities          (79,744)        10,000           (79,744)
                                         ---------      ---------         ---------

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

GOING CONCERN
-------------
As reflected in the accompanying unaudited consolidated financial statements, we had an accumulated deficit of approximately $8.2 million, a working capital deficit of $1,325,424, had net losses for the three months ended March 31, 2010 of $103,059 and cash used in operations during the three months ended March 31, 2010 of $79,744. While we are attempting to increase sales, it has not been significant enough to support the registrant's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation - Stock Compensation. Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the registrant elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the registrant's common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

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

Total operating expenses for the three months ended March 31, 2010 were $109,608, an increase of $51,320, or approximately 88%, from total operating expenses for the three months ended March 31, 2009 of $58,288.

This decrease is primarily attributable to:

   - an increase of $6,533, or approximately 145%, in professional fees incurred in connection with our SEC filings. This increase is primarily related to increase in audit and accounting fees,

   - an increase of $6,479, or approximately 65%, in consulting fees. This increase is primarily attributable to an increase in issuance of our common stock for services rendered during the three months ended March 31, 2010 as compared to the same period in 2009,

   - an increase of $2,108, or 11%, in compensation expense to $20,640 for the three months ended March 31, 2010 as compared to $18,532 for the three months ended March 31, 2009. The increase is attributable to increases in compensation levels of certain of our employees,

   - an increase of $36,200, or approximately 143%, in other selling, general and administrative expenses as a result of increase in amortization of license fee related to a license agreement entered in November 2009 of $26,125 and office expense attributable to our subsidiary Genesis Electronics Inc.

We reported a loss from operations of $101,946 for three months ended March 31, 2010 as compared to a loss from operations of $27,744 for the three months ended March 31, 2009.

We reported a net loss of $103,059 or (0.00) per share for the three months ended March 31, 2010 as compared to a net loss of $28,857 or $(0.00) per share for the three months ended March 31, 2009.

Liquidity and Capital Resources
-------------------------------
During the three months ended March 31, 2010, we received net proceeds of $94,005 and subscription receivable of $40,000 from the sale of our common stock. For the three months ended March 31, 2010, we collected subscription receivable of $15,192. These funds were used for working capital purposes.

Net cash used in operating activities for the three months ended March 31, 2010 amounted to $79,744 and was primarily attributable to our net losses of $103,059 offset by depreciation of $168, amortization of license agreement of $26,125, stock based expense of $10,000, and add back of changes in assets and liabilities of $12,978. Net cash used in operating activities for the three months ended March 31, 2009 amounted to $28,850 and was primarily attributable to our net losses of $28,857 offset by depreciation of $169.

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

                                                   Payments Due by Period
                             -------------------------------------------------------
                                        Less than                  3-5      5 Years
                             Total        1 Year     1-3 Years    Years        +
                             -----      ---------    ---------    -----     -------
Contractual Obligations:
Notes payable             $   15,647   $  15,647     $      -    $      -   $      -
Loans payable                 40,000      40,000            -           -          -
Convertible debt             931,919     931,919            -           -          -
Loans payable - related
  party                       27,185      27,185            -           -          -
Accrued interest              20,164      20,164
                          ----------    --------     --------    --------   --------
Total Contractual
  Obligations:            $1,034,915  $1,034,915     $      -    $      -   $      -

License Agreement

In November 2009, we entered into a license agreement with Johns Hopkins University Applied Physics Lab whereby the registrant will have a limited exclusive license to JHU/APL's Integrated Power Source patents. The patents are for the solar powered cell phone and iPod chargers. To date, we have paid $20,000 and issued 2 million shares of the registrant's common stock. Remaining future license payments under the license agreement are as follows:

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

Securities Purchase Agreement

In May 2010, we entered into a Securities Purchase Agreement with Tangiers Investors, LP. We have agreed to issue and sell to the investor pursuant to the terms of this agreement for an aggregate purchase price of up to $5,000,000. The purchase price shall be set at 85% of the lowest volume weighted average price of our common stock during the pricing period as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board. We shall prepare and file a Registration Statement with the Securities and Exchange Commission and shall cause such Registration statement to be declared effective prior to the first sale to the investor of our common stock. We agree to pay the Investor a commitment fee of 3,000,000 shares of our common stock pursuant to the Securities Purchase Agreement.

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

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, "Generally Accepted Accounting Principles" which establishes the FASB Accounting Standards Codification as the official single source of authoritative U.S. generally accepted accounting principles. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification.

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

In May 2009, the FASB issued ASC Topic 855, "Subsequent Events". This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In October 2009, the FASB issued ASU No. 2010-14, "Certain Revenue Arrangements That Include Software Elements." T his ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are "essential to the functionality," and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered "essential to the functionality." The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables.

The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The registrant is currently evaluating this new ASU.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Improving Disclosures about Fair Value Measurements" an amendment to ASC Topic 820, "Fair Value Measurements and Disclosures." This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the results of operations and financial condition.

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

Item 4.  Controls and Procedures

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Edward Dillon, our chief executive officer, and Nelson Stark, our chief financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2010.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On January 29, 2010, the registrant, Genesis Electronics, Inc., and two of our officers, Raymond Purdon and Edward Dillon (plaintiffs), filed a Complaint against Michael Louis Lattuca and Charles Liebegott (defendants), in the Circuit Court for the 17th Judicial Circuit, Broward County, Florida Case #10004394-11. This Civil Action was taken against Mr. Lattuca and Mr. Liebegott for reasons of fraudulent inducement, breach of contract and defamation, causing damages to the
plaintiffs and for which relief is sought.   The defendants were hired
on a trial-basis in June 2009 and terminated after approximately 8-weeks and 3-weeks, respectively. The law firms of Pepper Hamilton LLP in Princeton, NJ and Law Office of Howard Neu, P.A. in Pembroke Pines, FL are representing the plaintiffs.

Item 1A. Risk Factors.  Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2010, we received net proceeds of $10,000 from the sale of 250,000 unregistered common shares to non-affiliates.

In February 2010, we issued 250,000 shares of common stock for public relation services rendered. We valued these common shares at the fair value on the date of grant at $.04 per share or $10,000.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. (Removed and Reserved)

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

Dated:  April 6, 2011

GENESIS ELECTRONICS GROUP, INC.

By: /s/ Edward C. Dillon
---------------------------
Edward C. Dillon, CEO and Director

By: /s/ Nelson Stark
---------------------------
Nelson Stark, CFO and Director