Form 10-Q/A
period 2010-06-30
Genesis Electronics Group, Inc.
filed 2011-04-07
CIK 1302913

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

The number of outstanding shares of the registrant's common stock. August 13, 2010: Common Stock - 161,846,906

                         Explanatory Note

The registrant is filing this Form 10-Q/A to amend the consolidated financial statements for the period ended June 30, 2010. This amended report does not reflect events occurring after the filing of the Form 10-Q on August 13, 2010.

                 GENESIS ELECTRONICS GROUP, INC.
                        Form 10-Q/A
          For the quarterly period ended June 30, 2010
                             INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      4
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      27
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        36
Item 4. Controls and Procedures                               36

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    37
Item 1A. Risk Factors                                         37
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        37
Item 3.  Defaults upon Senior Securities                      37
Item 4.  (Removed and Reserved)                               37
Item 5.  Other Information                                    37
Item 6.  Exhibits                                             37

SIGNATURES                                                    38

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS

                                                       Year ended
                                  June 30, 2010    December 31, 2009
                                  -------------    -----------------
                                   (Restated -
                                   See Note 12)
                                   (Unaudited)

                            ASSETS
CURRENT ASSETS:
  Cash                             $    49,185           $    66,069
  Prepaid expense and other
   current asset                        34,160                14,160
  Deferred offering cost               300,000                     -
                                   -----------           -----------
      Total current assets             383,345                80,229

PROPERTY AND EQUIPMENT, net                359                   695
License agreement, net			   148,042               200,292
                                   -----------           -----------
Total assets                       $   531,746           $   281,216
                                   ===========           ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued
   expenses                        $   248,962           $   264,857
  Accrued payable on license
   agreement                           135,000			 155,000
  Secured convertible debenture,
   net of debt discount                  4,493                     -
  Convertible debt                     931,919               931,919
  Note payable                          15,647                15,647
  Loans payable                         40,000                40,000
  Due to related party                  16,685                40,485
  Deferred revenue                         108                   176
                                   -----------           -----------
      Total current liabilities      1,392,814             1,448,084
                                   -----------           -----------
 STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value,
   300,000,000 authorized,
   159,396,906 and 152,644,072
   issued and outstanding, at June
   30, 2010 and December 31, 2009,
   respectively                        159,397               152,644
  Additional paid-in capital         7,366,838             6,879,836
  Accumulated deficit               (8,337,428)           (8,125,631)

  Subscription receivable              (49,875)              (73,717)
                                   -----------           -----------
    Total stockholders' deficit       (861,068)           (1,166,868)
                                   -----------           -----------
 Total liabilities and stockholders'
  deficit                          $   531,746           $   281,216
                                   ===========           ===========

        See notes to unaudited consolidated financial statements.

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS

                             For the Three Months Ended    For the Six Months Ended
                                       June 30,                     June 30,
                             --------------------------    ------------------------
                               2010              2009        2010            2009
                               ----              ----        ----            ----
                            (Restated -                    (Restated -
                            See Note 12)                   See Note 12)
                           (Unaudited)        (Unaudited) (Unaudited)    (Unaudited)
                           ---------------------------------------------------------
Net Sales                  $    8,355         $   24,117   $   16,017     $   54,661
                           ----------         ----------   ----------     ----------
Operating expenses:
  Professional fees            18,631             18,555       29,664         23,055
  Consulting fees               2,020              8,339       18,400         18,240
  Compensation                 29,520             21,010       50,160         39,542
Other selling, general
   and administrative          61,064             38,621      122,619         63,976
                           ----------         ----------   ----------     ----------
      Total operating
       expenses               111,235             86,525      220,843        144,813
                           ----------         ----------   ----------     ----------
Loss from operations         (102,880)           (62,408)    (204,826)       (90,152)
                           ----------         ----------   ----------     ----------
Other income (expenses):
  Interest expense             (5,858)          (197,113)      (6,971)      (198,226)
                           ----------         ----------   ----------     ----------
Total other income
       (expenses)              (5,858)          (197,113)      (6,971)      (198,226)
                           ----------         ----------   ----------     ----------
Loss before provision for
 income taxes                (108,738)          (259,521)    (211,797)      (288,378)
                           ----------         ----------   ----------     ----------
Provision for income taxes          -                  -            -              -
                           ----------         ----------   ----------     ----------
Net loss                   $ (108,738)        $ (259,521)  $ (211,797)    $ (288,378)
                           ==========         ==========   ==========     ==========
Net loss per common share
 - basic and diluted       $        -         $        -   $        -     $        -
                           ==========         ==========   ==========     ==========
Weighted average number
 of shares outstanding
 - basic and diluted      158,084,352        136,387,928  155,583,217    125,444,427
                          ===========        ===========  ===========    ===========

           See notes to unaudited consolidated financial statements

                  GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Six Months Ended
                                                       June 30,
                                               ------------------------
                                                  2010          2009
                                               ------------------------
                                              (Restated -
                                              See Note 12)
                                              (Unaudited)   (Unaudited)
                                               ---------     ---------
Cash flows from operating activities:
  Net loss                                     $(211,797)    $(288,378)
  Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciation                                     336           337
    Amortization on license agreement             52,250             -
    Common stock issued for services              10,000             -
    Amortization of debt discount                  4,493             -
    Interest expense for the settlement of a
     related party loan                                -       196,000
  Changes in assets and liabilities:
    Accounts receivable                                -        10,909
    Prepaid expenses and other                         -       (11,000)
    Accounts payable and accrued expenses        (15,895)            -
    Accrued payable on license agreement         (20,000)            -
    Deferred revenues                                (68)         (357)
                                               ---------     ---------
      Total adjustments                           31,116      195,889
                                               ---------     ---------
Net cash used in operating activities           (180,681)      (92,489)
                                               ---------     ---------
Cash flows from financing activities:
  Proceeds from sale of common stock             187,597       171,779
  Payments on related party advances             (23,800)       (2,800)
                                               ---------     ---------
Net cash provided by financing activities        163,797       168,979
                                               ---------     ---------
Net increase (decrease) in cash                  (16,884)       76,490

Cash - beginning of the period                    66,069         2,319
                                               ---------     ---------
Cash - end of the period                       $  49,185     $  78,809
                                               =========     =========

Supplemental disclosure of cash flow information:
  Cash paid for:
   Interest                                    $       -     $       -
                                               =========     =========
   Income taxes                                $       -     $       -
                                               =========     =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Secured convertible debenture issued in
   connection with Securities Purchase
   Agreement                                   $  20,000     $       -
                                               =========     =========
  Common stock issued for settlement of loans  $       -     $  49,000
                                               =========     =========
  Common stock issued as deferred
   offering cost                               $ 300,000     $       -
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

Net Loss per Common Share

Net loss per common share are calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of June 30, 2010 and 2009, there were options and warrants to purchase 2,025,000 shares of common stock and 97,191,998 shares equivalent issuable pursuant to embedded conversion features which could potentially dilute future earnings per share.

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

Deferred Offering Cost

The Company defers as other current assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

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

At June 30, 2010, license agreement consisted of the following:

                                             Useful Life
                                               (Years)
                                             -----------
  License agreement                               2        $ 209,000
  Less accumulated amortization                              (60,958)
                                                            --------
                                                            $148,042
                                                            ========

At December 31, 2009, license agreement consisted of the following:

                                             Useful Life
                                               (Years)
                                             -----------
  License agreement                               2        $ 209,000
  Less accumulated amortization                               (8,708)
                                                            --------
                                                            $200,292
                                                            ========

For the six months ended June 30, 2010 and 2009, amortization expense amounted to $52,250 and $0, respectively. Accrued payable related to this license agreement as of June 30, 2010 amounted to $135,000.

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

At June 30, 2010 and December 31, 2009, convertible debt amounted to
$931,919.

NOTE 8 - SECURED CONVERTIBLE DEBENTURE

In May 2010, the Company issued a 9% Secured Convertible Debenture for $20,000 to Tangiers Investors, LP in connection with the Securities Purchase agreement (see Note 10). This debenture matures on December 23, 2010. The Company did not receive the cash proceeds from such issuance of this debenture and accordingly, the Company recorded deferred financing cost of $20,000 and will be amortized over the term of the note. Such deferred financing cost of $20,000 is included in other current assets.

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

NOTE 9 - GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $8,337,428, had net losses, negative working capital and negative cash flows from operations for the six months ended June 30, 2010 of $211,797, $1,009,469 and $180,681 respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the six months ended June 30, 2010, the Company sold 3,502,834 common shares for net proceeds of $123,755 and subscription receivable of $40,000. For the six months ended June 30, 2010 the Company collected subscription receivable of $63,842.

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

NOTE 10 - STOCKHOLDERS' DEFICIT

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

In May 2010, the Company entered into a Securities Purchase Agreement with Tangiers Investors, LP ("Investor"). The Company has agreed to issue and sell to the investor pursuant to the terms of this agreement for an aggregate purchase price of up to $5,000,000. The purchase price shall be set at 85% of the lowest volume weighted average price of the Company's common stock during the pricing period as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board. The Company shall prepare and file a Registration Statement with the Securities and Exchange Commission and shall cause such Registration statement to be declared effective prior to the first sale to the investor of the Company's common stock. The Company agrees to pay the Investor a commitment fee of 3,000,000 shares of the Company's common stock pursuant to the Securities Purchase Agreement. The Company valued these common shares at the fair value on the date of grant at $0.10 per share or $300,000 and has been recorded as deferred offering cost.

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


NOTE 11 - SUBSEQUENT EVENTS

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

NOTE 12 - RESTATEMENT

The Company has restated its interim consolidated financial statements as at and for the six months ended June 30, 2010 to reflect the reversal of license fees included in other selling, general, and administrative expense of 20,000, the recording of accrued salaries of $80,000 in fiscal 2009 in connection with the amended employment agreements of our chief executive officer and an officer of the Company the recording of amortization of license agreement of $52,250, capitalization of the license agreement of $209,000 and the recording of accumulated amortization and accrued payable on license agreement of $60,958 and $135,000, respectively. In addition, we are recording at fair value the 3,000,000 shares paid as commitment fee in connection with a securities purchase agreement in May 2010 instead of recording at par value and have been recognized as deferred offering cost.

Consolidated Balance Sheet data                 As at June 30, 2010
                                                      (Unaudited)
                                                        Adjustments
                                          As Filed      to Restate        Restated
                                          --------      -----------       --------
Deferred offering cost                 $        -       $ 300,000       $   300,000
                                       ----------       ---------       -----------
Total Current Assets                       83,345         300,000           383,345
                                       ----------       ---------       -----------
License agreement, net                 $        -         148,042 (a)(b)$   148,042
                                       ----------       ---------       -----------
Total Assets                               83,704         448,042           531,746
                                       ==========       =========       ===========
Accounts payable and accrued expenses     168,962         80,000  (h)       248,962

Accrued payable on license agreement            -         135,000  (c)      135,000
                                       ----------       ---------       -----------
Total Current Liabilities               1,177,814         215,000         1,392,814
                                       ----------       ---------       -----------
Total Liabilities                       1,177,814         215,000         1,392,814
                                       ----------       ---------       -----------
Stockholders' Deficit
Additional paid-in capital              7,066,838         300,000         7,366,838

Accumulated deficit                    (8,270,470)       (66,958)        (8,337,428)
                                       ----------       ---------       -----------
Total Stockholders' Deficit            (1,094,110)         233,042        (861,068)
                                       ----------       ---------       -----------
Total Liabilities and
 Stockholders' Deficit                 $   83,704       $ 448,042       $   531,746
                                       ==========       =========       ===========

 (a) To capitalize the patent license of $209,000 based on the license agreement.
(b) To record accumulated amortization on the license agreement over the term of the agreement amounting to $60,958.
(c) To record the remaining obligation under the license agreement ($209,000 less $74,000 representing cash payment of $30,000 and stock payment valued at $44,000).

Consolidated Statement of Income data           For the Three Months Ended
                                                June 30, 2010 (Unaudited)
                                                        Adjustments
                                          As Filed      to Restate         Restated
                                          --------      -----------        --------
Other selling, general and
 administrative expenses                 $  44,939       $  16,125        $  61,064
                                         ---------       ---------        ---------
Total operating expenses                    95,110          16,125 (d)(e)   109,608
                                         ---------       ---------        ---------
Loss from operations                        86,755          16,125          102,880
                                         ---------       ---------        ---------
Net loss                                 $  92,613       $  16,125        $ 108,738
                                         =========       =========        =========
Net loss per Common Share:
  Basic                                  $   (0.00)      $       -        $   (0.00)
                                         =========       =========        =========
  Diluted                                $   (0.00)      $       -        $   (0.00)
                                         =========       =========        =========
Weighted Average Common Shares
 Outstanding:
  Basic                                158,084,352                      158,084,352
                                       ===========                      ===========
  Diluted                              158,084,352                      158,084,352
                                       ===========                      ===========

Consolidated Statement of Income Data           For the Six Months Ended
                                                June 30, 2010 (Unaudited)
                                                        Adjustments
                                          As Filed      to Restate         Restated
                                          --------      -----------        --------
Other selling, general and
 administrative expenses                 $  90,369       $  32,250        $ 122,619
                                         ---------       ---------        ---------
Total operating expenses                   188,593          32,250 (f)(g)   220,843
                                         ---------       ---------        ---------
Loss from operations                       172,576          32,250          204,826
                                         ---------       ---------        ---------
Net loss                                 $ 179,547       $  32,250        $ 211,797
                                         =========       =========        =========
Net loss per Common Share:
  Basic                                  $   (0.00)      $       -        $   (0.00)
                                         =========       =========        =========
  Diluted                                $   (0.00)      $       -        $   (0.00)
                                         =========       =========        =========
Weighted Average Common Shares
 Outstanding:
  Basic                                155,583,217                      155,583,217
                                       ===========                      ===========
  Diluted                              155,583,217                      155,583,217
                                       ===========                      ===========

(d) To reflect the reversal of license fees included in other selling, general, and administrative expense of $10,000 representing cash and stock payment in June 2010.
(e) To record amortization expense on the license agreement over the term of the agreement amounting to $26,125 during the three months ended June 30, 2010.
(f) To reflect the reversal of license fees included in other selling, general, and administrative expense of $20,000 representing cash payment during the six months ended June 30, 2010.
(g) To record amortization expense on the license agreement over the term of the agreement amounting to $52,250 during the six months ended June 30, 2010.
(h) To record accrued salaries of $80,000 in fiscal 2009 which represents 2,000,000 shares of common stock of the Company payable to the chief executive officer and an officer of the Company pursuant to their amended employment agreements. During fiscal 2009, the Company used the fair market value on the date of grant at $.04 per share.

Consolidated Statement of Cash Flows            For the Six Months Ended
                                                June 30, 2010 (Unaudited)
                                                        Adjustments
                                          As Filed      to Restate         Restated
                                          --------      -----------        --------
Net loss                                 $ 179,547      $  32,250         $ 211,797
                                         ---------      ---------         ---------
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Amortization of license agreement              -        (52,250) (g)      (52,250)

Changes in assets and liabilities:
  Accrued payable on license
  Agreement                                      -         20,000            20,000
                                         ---------      ---------         ---------
Cash Used in Operating Activities         (180,681)             -          (180,681)
                                         ---------      ---------         ---------

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

GOING CONCERN
-------------
As reflected in the accompanying unaudited consolidated financial statements, we had an accumulated deficit of approximately $8.3 million, a working capital deficit of $929,469, had net losses for the six months ended June 30, 2010 of $211,797 and cash used in operations during the six months ended June 30, 2010 of $180,681. While we are attempting to increase sales, it has not been significant enough to support the registrant's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

Total operating expenses for the six months ended June 30, 2010 were $220,843, an increase of $76,030, or approximately 53%, from total operating expenses for the six months ended June 30, 2009 of $144,813.

This decrease is primarily attributable to:

   - an increase of $6,609, or approximately 29%, in professional fees incurred in connection with our SEC filings. This increase is primarily related to increase in legal fees in connection with general business counsel and litigation matters,

   - a slight increase of $160, or approximately 1%, in consulting fees.
   - an increase of $10,618, or 27%, in compensation expense to $50,160 for the six months ended June 30, 2010 as compared to $39,542 for the six months ended June 30, 2009. The increase is attributable to increases in compensation levels of certain of our employees,
   - an increase of $58,643, or approximately 92%, in other selling, general and administrative expenses as a result of increase in amortization expense related to a license agreement entered in November 2009 of $52,250 and office expense attributable to our subsidiary Genesis Electronics Inc.

We reported a loss from operations of $204,826 for six months ended June 30, 2010 as compared to a loss from operations of $90,152 for the six months ended June 30, 2009.

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

We reported a net loss of $211,797 or (0.00) per share for the six months ended June 30, 2010 as compared to a net loss of $288,378 or $(0.00) per share for the six months ended June 30, 2009.

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

Total operating expenses for the three months ended June 30, 2010 were $127,360, an increase of $40,835, or approximately 47%, from total operating expenses for the three months ended June 30, 2009 of $86,525.

This decrease is primarily attributable to:

   - a slight increase of $76, or approximately 1%, in professional fees incurred in connection with our SEC filings,

   -   a decrease of $6,319, or approximately 76%, in consulting fees,

   - an increase of $8,510, or 41%, in compensation expense to $29,520 for the three months ended June 30, 2010 as compared to $21,010 for the three months ended June 30, 2009. The increase is attributable to increases in compensation levels of certain of our employees,
   - an increase of $38,568, or approximately 100%, in other selling, general and administrative expenses as a result of increase in amortization expense related to a license agreement entered in November 2009 of $26,125 and office expense attributable to our subsidiary Genesis Electronics Inc.

We reported a loss from operations of $119,005 for three months ended June 30, 2010 as compared to a loss from operations of $62,408 for the three months ended June 30, 2009.

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

We reported a net loss of $124,863 or $(0.00) per share for the three months ended June 30, 2010 as compared to a net loss of $259,521 or $(0.00) per share for the three months ended June 30, 2009.

Liquidity and Capital Resources
-------------------------------
During the six months ended June 30, 2010, we received net proceeds of $123,755 and subscription receivable of $40,000 from the sale of our common stock. For the six months ended June 30, 2010, we collected subscription receivable of $63,842. These funds were used for working capital purposes.

Net cash used in operating activities for the six months ended June 30, 2010 amounted to $180,681 and was primarily attributable to our net losses of $211,797 offset by depreciation of $336, amortization of license agreement of $52,250, stock based expense of $10,000, amortization of debt discount of $4,493 and add back of changes in assets and liabilities of $35,963. Net cash used in operating activities for the six months ended June 30, 2009 amounted to $92,489 and was primarily attributable to our net losses of $288,378 offset by depreciation of $337, interest expense of $196,000 in connection with the settlement of a related party loan and changes in assets and liabilities of $448.

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

                                              Payments Due by Period
                             --------------------------------------------------------
                                        Less than                   3-5      5 Years
                             Total        1 Year    1-3 Years      Years        +
                             -----      ---------   ---------      -----     -------
Contractual Obligations:
Notes payable             $   15,647  $   15,647    $      -     $      -   $      -
Loans payable                 40,000      40,000           -            -          -
Secured convertible
  Debenture                   20,000      20,000           -            -          -
Convertible debt             931,919     931,919           -            -          -
Loans payable - related
  party                       16,685      16,685           -            -          -
Accrued interest              21,277      21,277
                          ----------  ----------    --------     --------   --------
Total Contractual
  Obligations:            $1,045,528  $1,045,528    $      -     $      -   $      -

License Agreement

In November 2009, we entered into a license agreement with Johns Hopkins University Applied Physics Lab ("JHU/APL") whereby the Company will have a limited exclusive license to JHU/APL's Integrated Power Source patents. The patents are for the solar powered cell phone and iPod chargers. To date, we have paid $30,000 and issued 2 million shares of the Company's common stock. Remaining future license payments under the license agreement are as follows:

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

Securities Purchase Agreement

In May 2010, we entered into a securities purchase agreement with Tangiers Investors, LP. We have agreed to issue and sell to Tangiers pursuant to the terms of this agreement for an aggregate purchase price of up to $5,000,000. The purchase price shall be set at 85% of the lowest volume weighted average price of our common stock during the pricing period as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board. We shall prepare and file a registration statement with the Securities and Exchange Commission and shall cause such Registration statement to be declared effective prior to the first sale to the investor of our common stock. We agree to pay Tangiers a commitment fee of 3,000,000 shares of our common stock pursuant to the securities purchase agreement.

Secured Convertible Debenture

In May 2010, we issued a 9% secured convertible debenture for $20,000 to Tangiers Investors, LP. This debenture matures on December 23, 2010. We may prepay any portion of the principal amount at 150% of such amount along with the accrued interest. This debenture including interest shall be convertible into shares of our common stock at the lower of $0.01 per share or a price of 70% of the average of the two lowest volume weighted average price determined on the then current trading market for ten trading days prior to conversion at the option of the holder. On August 5, 2010, we entered into an amendment agreement with the debenture holder, Tangiers Investors, LP, whereby the debenture shall be convertible at a fixed conversion price of $0.005 per share.

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 amends the guidance issued in ASC 855, Subsequent Events, by not requiring SEC filers to disclose the date through which an entity has evaluated subsequent events. ASU 2010-09 was effective upon issuance. There was not a material impact from the adoption of this guidance on our consolidated financial statements.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Edward Dillon, our chief executive officer, and Nelson Stark, our chief financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2010.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On January 29, 2010, Genesis Electronics Group, Inc., Genesis Electronics, Inc., and two of our officers, Raymond Purdon and Edward Dillon (Plaintiffs), have filed a Complaint against Michael Louis Lattuca and Charles Liebegott (Defendants), in the Circuit Court for the 17th Judicial Circuit, Broward County, Florida Case # 10004394-11. This Civil Action was taken against Mr. Lattuca and Mr. Liebegott for reasons of fraudulent inducement, breach of contract and defamation,
causing damages to the Plaintiffs and for which relief is sought.   The
Defendants were hired on a trial-basis in June 2009 and terminated after approximately 8-weeks and 3-weeks, respectively. The law firms of Pepper Hamilton LLP in Princeton, NJ and Law Office of Howard Neu, P.A. in Pembroke Pines, FL are representing the Plaintiffs.

Item 1A.  Risk Factors
          Not applicable to smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended June 30, 2010, we received net proceeds of $30,000 from the sale of 585,000 shares of unregistered common shares.

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