Form 10-Q/A
period 2010-09-30
Genesis Electronics Group, Inc.
filed 2011-04-07
CIK 1302913

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer     [ ]
Accelerated filer       [ ]      Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock. November 12, 2010: Common Stock - 165,056,906

                           Explanatory Note

Our company is filing this Form 10-Q/A for the period ended September 30, 2010 to amend the consolidated financial statements. This amended report does not reflect events occurring after the filing of the Form 10-Q on November 12, 2010.

                   GENESIS ELECTRONICS GROUP, INC.
         For the quarterly period ended September 30, 2010
                                INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      4
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      27
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        36
Item 4.  Controls and Procedures                              36

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    39
Item 1A. Risk Factors                                         39
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        39
Item 3.  Defaults upon Senior Securities                      39
Item 4.  (Removed and Reserved)                               39
Item 5.  Other Information                                    39
Item 6.  Exhibits                                             39

SIGNATURES                                                    40

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

                                                         Year ended
                                September 30, 2010    December 31, 2009
                                ------------------    -----------------
                                   (Unaudited)
                                   (Restated -
                                   See Note 12)
                   ASSETS
CURRENT ASSETS:
  Cash                           $    17,302           $    66,069
  Prepaid expense and other
   current asset                      10,560                14,160
  Deferred offering cost             300,000                     -
                                  ----------           -----------
      Total current assets           327,862                80,229

PROPERTY AND EQUIPMENT, net              191                   695
License agreement, net			 121,917               200,292
                                 -----------           -----------
Total assets                     $   449,970           $   281,216
                                 ===========           ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued
   expenses                      $   174,491           $   264,857
  Accrued payable on license
   agreement                         125,000		     155,000
  Secured convertible debenture,
   net of debt discount               12,599                     -
  Convertible debt                   931,919               931,919
  Note payable                        15,647                15,647
  Loans payable                       40,000                40,000
  Due to related party                14,885                40,485
  Deferred revenue                        63                   176
                                 -----------           -----------
      Total current liabilities    1,314,604             1,368,084
                                 -----------           -----------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par
   value, 300,000,000
   authorized, 163,456,906
   and 152,644,072 issued
   and outstanding, at September
   30, 2010 and December 31,
   2009, respectively               163,457                152,644
  Additional paid-in capital      7,557,278              6,879,836
  Accumulated deficit            (8,510,494)            (8,125,631)
  Subscription receivable           (74,875)               (73,717)
                                 -----------           -----------
      Total stockholders'
       deficit                     (864,634)            (1,166,868)
                                 -----------           -----------

Total liabilities and
 stockholders' deficit          $    449,970           $   281,216
                                ============           ===========

       See notes to unaudited consolidated financial statements.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                             For the Three Months Ended    For the Nine Months Ended
                                     September 30,               September 30,
                             --------------------------    -------------------------
                                2010             2009         2010            2009
                             --------          --------     --------        --------
                            (Restated -                    (Restated -
                            See Note 12)                   See Note 12)
                            (Unaudited)       (Unaudited)   (Unaudited)    (Unaudited)

Net Sales                    $   6,294         $  14,511    $  22,311      $  69,172
                             ---------         ---------    ---------      ---------
Operating expenses:
   Professional fees             9,107             7,832       38,771         30,887
   Consulting fees              28,000            27,070       46,400         45,310
   Compensation                48,610            21,120      98,770         60,662
   Other selling, general
    and administrative          71,371            43,621      193,990        107,597
                             ---------         ---------    ---------      ---------
      Total operating
       expenses                157,088            99,643      377,931        244,456
                             ---------         ---------    ---------      ---------
Loss from operations          (150,794)          (85,132)    (355,620)      (175,284)
                             ---------         ---------    ---------      ---------
Other expenses:
   Interest expense            (22,272)           (1,113)     (29,243)      (199,339)
                             ---------         ---------    ---------      ---------
      Total other expenses     (22,272)           (1,113)     (29,243)      (199,339)
                             ---------         ---------    ---------      ---------
Loss before provision for
 income taxes                 (173,066)          (86,245)    (384,863)      (374,623)

Provision for income taxes           -                 -            -              -
                             ---------         ---------    ---------      ---------
Net loss                     $(173,066)        $ (86,245)   $(384,863)     $(374,623)
                             =========         =========    =========      =========

Net loss per common share
 - basic and diluted        $        -         $       -    $       -     $        -
                             =========         =========    =========      =========
Weighted average number of
 shares outstanding - basic
 and diluted               161,517,346       141,389,035  157,593,360    130,816,886
                           ===========       ===========  ===========    ===========

           See notes to unaudited consolidated financial statements.

            GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Nine Months Ended
                                                   September 30,
                                             -------------------------
                                               2010             2009
                                             --------         --------
                                           (Restated -
                                           See Note 12)
                                           (Unaudited)      (Unaudited)

Cash flows from operating activities:
  Net loss                                  $(384,863)       $(374,623)
                                            ---------        ---------
  Adjustments to reconcile net loss to
   net cash used in operations:
  Depreciation                                    504              507
  Amortization on license agreement            78,375                -
  Common stock issued for services             38,000            8,090
  Amortization of debt discount                12,599                -
  Amortization of deferred financing cost      12,600                -
  Services performed applied against
   subscription receivable                     20,000                -
  Interest expense for the settlement of
   a related party loan                             -          196,000
 Changes in assets and liabilities:
  Prepaid expenses and other                   11,000          (11,000)
  Accounts payable and accrued expenses       (10,366)          20,488
  Accrued payable on license agreement        (30,000)               -
  Deferred revenues                              (113)            (350)
                                            ---------        ---------
   Total adjustments                          132,599          213,735
                                            ---------        ---------
Net cash used in operating activities        (252,264)        (160,888)
                                            ---------        ---------
Cash flows from financing activities:
 Proceeds from sale of common stock           229,097          199,579
 Payments on related party advances           (25,600)          (6,300)
                                            ---------        ---------
Net cash provided by financing activities     203,497          193,279
                                            ---------        ---------
Net increase (decrease) in cash               (48,767)          32,391
Cash - beginning of the period                 66,069            2,319
                                            ---------        ---------
Cash - end of the period                    $  17,302        $  34,710
                                            =========        =========

Supplemental disclosure of cash flow
 information:
 Cash paid for:
  Interest                                  $       -        $       -
                                            =========        =========
  Income taxes                              $       -        $       -
                                            =========        =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Secured convertible debenture issued in
   connection with Securities Purchase
   Agreement                                $  20,000        $       -
                                            =========        =========
  Common stock issued for settlement of
   loans                                    $       -        $  49,000
                                            =========        =========
  Common stock issued as deferred
   offering cost                            $ 300,000        $       -
                                            =========        =========
  Common stock issued in connection
   with accrued salaries                     $ 80,000        $       -
                                            =========        =========

          See notes to unaudited consolidated financial statements.

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2010, license agreement consisted of the following:

                                             Useful Life
                                               (Years)
                                             -----------
  License agreement                               2        $ 209,000
  Less accumulated amortization                              (87,083)
                                                            --------
                                                            $121,917
                                                            ========

At December 31, 2009, license agreement consisted of the following:

                                             Useful Life
                                               (Years)
                                             -----------
  License agreement                               2        $ 209,000
  Less accumulated amortization                              (8,708)
                                                            --------
                                                            $200,292
                                                            ========

For the nine months ended September 30, 2010 and 2009, amortization expense amounted to $78,375 and $0, respectively. Accrued payable related to this license agreement as of September 30, 2010 amounted to $125,000.

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

At September 30, 2010, convertible debenture consisted of the following:
                                           September 30, 2010
                                           ------------------
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

NOTE 9 - GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $8,510,494, had net losses, negative working capital and negative cash flows from operations for the nine months ended September 30, 2010 of $384,863, $986,742 and $252,264 respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the nine months ended September 30, 2010, the Company sold 5,212,834 common shares for net proceeds of $165,255 and subscription receivable of $85,000. For the nine months ended September 30, 2010 the Company collected subscription receivable of $63,842.

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

In July 2010, the Company issued in aggregate 2,000,000 shares of common stock to the Company's CEO and an officer of the Company in connection with the payment of their accrued salaries during fiscal year 2009 pursuant to the amended employment agreements. The Company valued these common shares at the fair market value on the date of grant at $.04 per share or $80,000.

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

NOTE 12 - RESTATEMENT

The Company has restated its interim consolidated financial statements as at and for the nine months ended September 30, 2010 to reflect the reversal of license fees included in other selling, general, and administrative expense of 30,000, the recording of amortization of license agreement of $78,375, capitalization of the license agreement of $209,000 and the recording of accumulated amortization and accrued payable on license agreement of $87,083 and $125,000, respectively. In addition, we are recording at fair value the 3,000,000 shares paid as commitment fee in connection with a securities purchase agreement in May 2010 instead of recording at par value and was recognized as deferred offering cost. The Company also made a correction related to the issuance of 2,000,000 shares to the Company's CEO and an officer of the Company in connection with the payment of their accrued salaries of $80,000 during fiscal year 2009 pursuant to the amended employment agreements.

Consolidated Balance Sheet data                 As at September 30, 2010
                                                      (Unaudited)
                                                        Adjustments
                                          As Filed      to Restate        Restated
                                          --------      -----------       --------
Deferred offering cost                 $        -       $ 300,000  (h)  $   300,000
                                       ----------       ---------       -----------
Total Current Assets                       27,862         300,000           327,862
                                       ----------       ---------       -----------
License agreement, net                 $        -         121,917 (a)(b)$   121,917
                                       ----------       ---------       -----------
Total Assets                               28,053         421,917           449,970
                                       ==========       =========       ===========
Accrued payable on license agreement            -         125,000  (c)      125,000
                                       ----------       ---------       -----------
Total Current Liabilities               1,189,604         125,000         1,314,604
                                       ----------       ---------       -----------
Total Liabilities                       1,189,604         125,000         1,314,604
                                       ----------       ---------       -----------
Stockholders' Deficit
 Additional paid-in capital             7,337,278         220,000         7,557,278
 Accumulated deficit                   (8,587,411)        (76,917)       (8,510,494)
                                       ----------       ---------       -----------
Total Stockholders' Deficit            (1,161,551)        296,917          (864,634)
                                       ----------       ---------       -----------
Total Liabilities and
 Stockholders' Deficit                 $   28,053       $ 421,917       $   449,970
                                       ==========       =========       ===========

 (a) To capitalize the patent license of $209,000 based on the license agreement.
(b) To record accumulated amortization on the license agreement over the term of the agreement amounting to $87,083.
(c) To record the remaining obligation under the license agreement ($209,000 less $84,000 representing cash payment of $40,000 and stock payment valued at $44,000).

Consolidated Statement of Income data           For the Three Months Ended
                                              September 30, 2010 (Unaudited)
                                                        Adjustments
                                          As Filed      to Restate         Restated
                                          --------      -----------        --------

Compensation                             $ 208,610     $(160,000)  (i)  $   48,610

Other selling, general and
 administrative expenses                    55,246         16,125 (d)(e)   71,371
                                         ---------      ---------        ---------
Total operating expenses                   300,963       (143,875)    157,088
                                         ---------      ---------        ---------
Loss from operations                       294,669       (143,875)          150,794
                                         ---------      ---------        ---------
Net loss                                 $ 316,941      $(143,875)        $ 173,066
                                         =========      =========        =========
Net loss per Common Share:
  Basic                                  $   (0.00)     $       -        $   (0.00)
                                         =========      =========        =========
  Diluted                                $   (0.00)     $       -        $   (0.00)
                                         =========      =========        =========
Weighted Average Common Shares
 Outstanding:
  Basic                                161,517,346                      161,517,346
                                       ===========                      ===========
  Diluted                              161,517,346                      161,517,346
                                       ===========                      ===========

Consolidated Statement of Income data           For the Nine Months Ended
                                              September 30, 2010 (Unaudited)
                                                        Adjustments
                                          As Filed      to Restate         Restated
                                          --------      -----------        --------
Compensation                             $ 258,770       $(160,000)  (i)  $  98,770

Other selling, general and
 administrative expenses                   145,615          48,375 (f)(g)   193,990
                                         ---------       ---------        ---------
Total operating expenses                   489,556        (111,625)         377,931
                                         ---------       ---------        ---------
Loss from operations                       467,245        (111,625)         355,620
                                         ---------       ---------        ---------
Net loss                                 $ 496,488       $(111,625)       $ 384,863
                                         =========       =========        =========
Net loss per Common Share:
  Basic                                  $   (0.00)      $       -        $   (0.00)
                                         =========       =========        =========
  Diluted                                $   (0.00)      $       -        $   (0.00)
                                         =========       =========        =========




Weighted Average Common Shares
 Outstanding:
  Basic                                157,593,360                      157,593,360
                                       ===========                      ===========
  Diluted                              157,593,360                      157,593,360
                                       ===========                      ===========

(d) To reflect the reversal of license fees included in other selling, general, and administrative expense of $10,000 representing cash and stock payment in September 2010.
(e) To record amortization expense on the license agreement over the term of the agreement amounting to $26,125 during the three months ended September 30, 2010.
(f) To reflect the reversal of license fees included in other selling, general, and administrative expense of $30,000 representing cash payment during the nine months ended September 30, 2010.
(g) To record amortization expense on the license agreement over the term of the agreement amounting to $78,375 during the nine months ended September 30, 2010.
(h) To record at fair value the 3,000,000 shares paid as commitment fee in connection with a securities purchase agreement in May 2010 instead of recording at par value and was recognized as deferred offering cost.
(i) To record the issuance of 2,000,000 shares of common stock to the Company's CEO and an officer of the Company in connection with the payment of their accrued salaries of $80,000 during fiscal year 2009 pursuant to the amended employment agreements and the reversal of stock based compensation of $160,000 in July 2010. The Company erroneously recorded such issuance as stock based compensation during 2010.

Consolidated Statement of Cash Flows            For the Nine Months Ended
                                              September 30, 2010 (Unaudited)
                                                        Adjustments
                                          As Filed      to Restate         Restated
                                          --------      -----------        --------
Net loss                                 $ 496,488      $(111,625)        $ 384,863
                                         ---------      ---------         ---------
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Amortization of license agreement              -         78,375 (g)        78,375
  Common stock issued for services         198,000       (160,000) (i)       38,000

Changes in assets and liabilities:
  Accrued payable on license
  agreement                                      -        (30,000)          (30,000)
                                         ---------      ---------         ---------
Cash Used in Operating Activities         (252,264)             -          (252,264)
                                         ---------      ---------         ---------

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

GOING CONCERN
-------------
As reflected in the accompanying unaudited consolidated financial statements, we had an accumulated deficit of approximately $8.5 million, a working capital deficit of $986,742, had net losses for the nine months ended September 30, 2010 of $384,863 and cash used in operations during the nine months ended September 30, 2010 of $252,264. While we are attempting to increase sales, it has not been significant enough to support the registrant's daily operations. We will attempt to raise additional funds by way of a public or private offering.
While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

Total operating expenses for the nine months ended September 30, 2010 were $377,931, an increase of $133,475, or approximately 55%, from total operating expenses for the nine months ended September 30, 2009 of $244,456.

This increase is primarily attributable to:

   - an increase of $7,884, or approximately 26%, in professional fees incurred in connection with our SEC filings. This increase is primarily related to increase in legal fees in connection with general business counsel and litigation matters,
   - a slight increase of $1,090, or approximately 2%, in consulting fees.
  - an increase of $388,108, or 63%, in compensation expense to $98,770 for the nine months ended September 30, 2010 as compared to $60,662 for the nine months ended September 30, 2009. Compensation expense which includes salaries and stock based compensations to our employees. The increase is primarily attributable to increases in compensation levels of certain of our employees,

   - an increase of $86,393, or approximately 80%, in other selling, general and administrative expenses as a result of increase in amortization expense related to a license agreement entered in November 2009 of $78,375 and office expense attributable to our subsidiary
Genesis Electronics Inc.

We reported a loss from operations of $355,620 for nine months ended September 30, 2010 as compared to a loss from operations of $175,284 for the nine months ended September 30, 2009.

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

We reported a net loss of $384,863 or (0.00) per share for the nine months ended September 30, 2010 as compared to a net loss of $374,623 or $(0.00) per share for the nine months ended September 30, 2009.

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

Total operating expenses for the three months ended September 30, 2010 were $157,088, an increase of $57,445, or approximately 58%, from total operating expenses for the three months ended September 30, 2009 of $99,643.

This increase is primarily attributable to:

   - a slight increase of $1,275, or approximately 16%, in professional fees incurred in connection with our SEC filings,
   -   an increase of $930, or approximately 3%, in consulting fees,
   - an increase of $27,490, or 130%, in compensation expense to $48,610 for the three months ended September 30, 2010 as compared to $21,120 for the three months ended September 30, 2009. Compensation expense which includes salaries and stock based compensations to our employees. The increase is primarily attributable to increases in compensation levels of certain of our employees,

   - an increase of $27,750, or approximately 64%, in other selling, general and administrative expenses as a result of increase in amortization expense related to a license agreement entered in November 2009 of $26,125 and office expense attributable to our subsidiary
Genesis Electronics Inc.

We reported a loss from operations of $150,794 for three months ended September 30, 2010 as compared to a loss from operations of $85,132 for the three months ended September 30, 2009.

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

We reported a net loss of $173,066 or (0.00) per share for the three months ended September 30, 2010 as compared to a net loss of $86,245 or $(0.00) per share for the three months ended September 30, 2009.

Liquidity and Capital Resources
-------------------------------
During the nine months ended September 30, 2010, we received net proceeds of $165,255 and subscription receivable of $85,000 from the sale of our common stock. For the nine months ended September 30, 2010, we collected subscription receivable of $63,842. These funds were used for working capital purposes.

Net cash used in operating activities for the nine months ended September 30, 2010 amounted to $252,264 and was primarily attributable to our net losses of $544,863 offset by depreciation of $504, amortization of license agreement of $78,375, stock based expense of $38,000, amortization of debt discount of $12,599, amortization of deferred financing cost of $12,600, non-cash expense of $20,000 applied against subscription receivable and add back of changes in assets and liabilities of $29,479. Net cash used in operating activities for the nine months ended September 30, 2009 amounted to $160,888 and was primarily attributable to our net losses of $374,623 offset by depreciation of $507, stock based expense of $8,090, interest expense of $196,000 in connection with the settlement of a related party loan and changes in assets and liabilities of $9,138.

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

Contractual Obligations and Off-Balance Sheet Arrangements
-----------------------------------------------------------
Contractual Obligations
The following tables summarize our contractual obligations as of September 30, 2010.

                                              Payments Due by Period
                             --------------------------------------------------------
                                       Less than                   3-5      5 Years
                             Total       1 Year     1-3 Years     Years        +
                             -----     ---------    ---------     -----     -------
Contractual Obligations:
Notes payable             $   15,647   $  15,647     $      -     $      -   $      -
Loans payable                 40,000      40,000            -            -          -
Secured convertible
  Debenture                   20,000      20,000            -            -          -


Convertible debt             931,919     931,919            -            -          -
Loans payable - related
  party                       14,885      14,885            -            -          -
Accrued interest              22,390      22,390
                          ----------    --------     --------     --------   --------
Total Contractual
  Obligations:            $1,044,841  $1,044,841     $      -     $      -   $      -

License Agreement
----------------
In November 2009, we entered into a license agreement with Johns Hopkins University Applied Physics Lab whereby the registrant will have a limited exclusive license to JHU/APL's Integrated Power Source patents. The patents are for the solar powered cell phone and iPod chargers. To date, we have paid $40,000 and issued 2 million shares of the registrants's common stock. Remaining future license payments under the license agreement are as follows:

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

Securities Purchase Agreement
----------------------------
In May 2010, we entered into a Securities Purchase Agreement with Tangiers Investors, LP. We have agreed to issue and sell to the investor pursuant to the terms of this agreement for an aggregate purchase price of up to $5,000,000. The purchase price shall be set at 85% of the lowest volume weighted average price of our common stock during the pricing period as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board. We shall prepare and file a registration statement with the Securities and Exchange Commission and shall cause such registration statement to be declared effective prior to the first sale to the investor of our common stock. We agree to pay the Investor a commitment fee of 3,000,000 shares of our common stock pursuant to the Securities Purchase Agreement.

Secured Convertible Debenture
-----------------------------
In May 2010, we issued a 9% Secured Convertible Debenture for $20,000 to Tangiers Investors, LP. This debenture matures on December 23, 2010. We may prepay any portion of the principal amount at 150% of such amount along with the accrued interest. This debenture including interest shall be convertible into shares of our common stock at the lower of $0.01 per share or a price of 70% of the average of the two lowest volume weighted average price determined on the then current trading market for ten trading days prior to conversion at the option of the holder. On August 5, 2010, we entered into an amendment agreement with the debenture holder whereby the debenture shall be convertible at a fixed conversion price $0.005 per share.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310) "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses". ASU 2010-20 requires additional disclosures about the credit quality of a company's loans and the allowance for loan losses held against those loans. Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. The new guidance is effective for interim-and annual periods beginning after December 15, 2010. The registrant anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

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