Form 10-K
period 2010-12-31
Genesis Electronics Group, Inc.
filed 2011-04-14
CIK 1302913

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Large accelerated filer [ ]               Accelerated filer         [ ]
Non-accelerated filer   [ ]               Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)     Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $7,904,708 on June 30, 2010.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
170,906,906 shares of common stock are issued and outstanding as of April 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                         TABLE OF CONTENTS

                                                             Page No.
                               Part I
Item 1.    Business                                            4
Item 1A.   Risk Factors                                       10
Item 1B.   Unresolved Staff Comments                          10
Item 2.    Properties                                         10
Item 3.    Legal Proceedings                                  11
Item 4.    (Removed and Reserved)                             11

                              Part II
Item 5.    Market for Registrant's Common Equity,
             Related Stockholder Matters and Issuer
             Purchases of Equity Securities.                  12
Item 6.    Selected Financial Data                            14
Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operation                                        15
Item 7A.   Quantitative and Qualitative Disclosures About
             Market Risk                                      22
Item 8.    Financial Statements and Supplementary Data        23
Item 9.    Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.             53
Item 9A    Controls and Procedures.                           53
Item 9B.   Other Information.                                 55

                              Part III
Item 10.   Directors, Executive Officers and Corporate
             Governance                                       56
Item 11.   Executive Compensation                             58
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters   60
Item 13.   Certain Relationships and Related Transactions,
             and Director Independence                        61
Item 14.   Principal Accountant Fees and Services.            61

                              Part IV
Item 15.   Exhibits, Financial Statement Schedules.           63

                             PART I

ITEM 1.   BUSINESS

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

Our revenues have been generated by website sales, hosting fees and miscellaneous service fees totaling $28,351 for the year ended December 31, 2010.

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


ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.


ITEM 2.   PROPERTIES.

We lease an office facility from 234 Hollywood, LLC pursuant to a lease that began in October 2009. The office facility is located at 5555
Hollywood Blvd. Suite # 303 Hollywood, FL 33021.   The facility
consists of 1,000 square feet for the minimum lease payments of $1,117 per month and terminated in March 2011. In March 2011, we have renewed and signed a 2 years lease agreement which will expire in March 2013. We believe that this facility is sufficient for our current needs. The office lease agreement has certain escalation clauses and renewal options. If we exercise the option to renew, the base rent shall increase by 3% per each lease year.

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

        Quarter Ended                 High Bid             Low Bid
             3/31/10                    $0.17                $0.03
             6/30/10                    $0.19                $0.07
             9/30/10                    $0.10                $0.05
            12/31/10                    $0.09                $0.03

             3/31/09                    $0.18                $0.003
             6/30/09                    $0.097               $0.008
             9/30/09                    $0.05                $0.02
            12/31/09                    $0.04                $0.02

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

     e)  Performance graph.  Not applicable.

     f) Sale of unregistered securities. For the year ended December 31, 2010, the registrant received net proceeds of $211,255 and subscription receivable of $54,000 from the sale of 5,737,834 shares of the registrant's common stock.

For the year ended December 31, 2010, the registrant collected subscription receivable of $77,717. During the year ended December 31, 2010, the registrant applied $20,000 against subscription receivable for services rendered by one of our employees. Additionally, as of December 31, 2010, management has determined that $25,000 of the subscription receivable was deemed uncollectible and accordingly, has been recognized as bad debt expense for the year ended December 31, 2010.

In February 2010, the registrant issued 250,000 shares of common stock for public relation services rendered. The registrant valued these common shares at the fair value on the date of grant at $.04 per share or $10,000. In connection with issuance of these shares, the registrant recorded stock-based consulting expense of $10,000 during the nine months ended September 30, 2010.

In May 2010, the registrant entered into a Securities Purchase Agreement with Tangiers Investors, LP. The registrant has agreed to issue and sell to the investor pursuant to the terms of this agreement for an aggregate purchase price of up to $5,000,000. The purchase price shall be set at 85% of the lowest volume weighted average price of the registrant's common stock during the pricing period as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board. The registrant shall prepare and file a Registration Statement with the Securities and Exchange Commission and shall cause such Registration statement to be declared effective prior to the first sale to the investor of the registrant's common stock. The registrant agrees to pay the Investor a commitment fee of 3,000,000 shares of the registrant's common stock pursuant to the Securities Purchase Agreement. The registrant valued these common shares at the fair value on the date of grant at $0.10 per share or $300,000 and has been recorded as deferred offering cost. At the time of the completion of the sale to the investor, these deferred costs will be charged against the capital raised.

In July 2010, in connection with a consulting agreement, the registrant issued 350,000 shares of common stock for Public relations and marketing services until September 15, 2010. The registrant valued these common shares at the fair value on the date of grant at $.08 per share or $28,000. The registrant did not extend the term of this agreement after September 15, 2010.

In July 2010, the registrant issued in aggregate 2,000,000 shares of common stock to Ed Dillon, the registrant's CEO and an officer of the registrant in connection with the payment of their accrued salaries during fiscal year 2009 pursuant to the amended employment agreements. The registrant valued these common shares at the fair market value on the date of grant at $.04 per share or $80,000.

In November 2010, the registrant issued in aggregate 4,000,000 shares of common stock to Ed Dillon, the registrant's CEO and an officer of the registrant in connection with their employment agreements. The registrant valued these common shares at the fair market value on the date of grant at $.065 per share or $260,000 and has been recorded as stock-based compensation.

In November 2010, the registrant issued in aggregate 300,000 shares of common stock to three officers of the registrant for services rendered.

In November 2010, the registrant issued 50,000 shares of common stock to an officer of the registrant for legal services rendered. The registrant valued these common shares at the fair market value on the date of grant at $.065 per share or $3,250 and has been recorded as legal fees.

In November 2010, the registrant entered into an amended agreement in connection with a license agreement. The registrant issued 500,000 shares of common stock pursuant to the amended license agreement.

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

GOING CONCERN
-------------
As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of approximately $9 million, a working capital deficit of $967,214, had net losses for the year ended December 31, 2010 of $828,234 and cash used in operations during the year ended December 31, 2010 of $340,581. While we are attempting to increase sales, it has not been significant enough to support the registrant's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

The following policies reflect specific criteria for the various revenues streams of the Company:

We earn revenue primarily from website design, transaction fees, hosting fees and sales of solar-powered consumer products.

   - Website design revenue is recognized as earned when the website is complete, control is transferred and the customer has accepted its website, usually within seven days of the order.
   - Transaction fee income comprises fees charged for use of credit cards or other forms of payment in the purchase of items sold on the customers' websites. The transaction fee income is recognized as earned when funds transfers (via credit card or other forms of payments) between the buyer and seller has been authorized.
   -  Revenues from website hosting fees are recognized when earned.
   - Revenues from the sale of solar-powered consumer products are recognized upon delivery of the product to the customer.

Web hosting fees received in advance are reflected as deferred revenue on the accompanying consolidated balance sheet.

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

Results of Operations
---------------------
Year ended December 31, 2010 compared to year ended December 31, 2009

Net sales for the year ended December 31, 2010 were $28,351 as compared to net sales of $78,797 for the year ended December 31, 2009, a decrease of $50,446 or approximately 64%. We are continuing to create customer awareness for our products. The decrease in revenues is primarily attributable to the non renewal of subscribers who had completed their annual hosting commitment during fiscal 2009. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations. The following table provides comparative data regarding the source of our net sales in each of these periods:

                                      Year Ended        Year Ended
                                  December 31, 2010  December 31, 2009
                                  -----------------  -----------------
                                     $    % of Total   $    % of Total
                                  ------- ---------  ------ ----------
Website                            26,512      94%    78,797     100%
Solar powered products              1,839       6%         -       -
                                ------    ----     ------    ----
Total                              28,351     100%    78,797     100%
                                   ======    ====     ======    ====

Total operating expenses for the year ended December 31, 2010 were $809,731, an increase of $319,652, or approximately 65%, from total operating expenses for the year ended December 31, 2009 of $490,079.

This increase is primarily attributable to:

   - a decrease of $6,208, or approximately 28%, in cost of sales. Cost of sales for website services includes domain hosting fees and internet cost. Cost of sales for the solar powered products includes product and delivery cost relating to the delivery of such solar powered products. This decrease is primarily related to the decrease in sales of our website services due to the non renewal of subscribers who had completed their annual hosting commitments. The following table provides information on the cost of sales as a percentage of net sales for the year ended December 31, 2010 and 2009:

                                                    Year Ended
                                                    December 31,
                                                    -----------
                                                  2010       2009
                                                  ----       ----
Cost of Sales as a Percentage of Net Sales
Website                                            55%        28%
Solar powered products                              2%         -
                                                  ----       ----
Total                                              57%        28%

   - an increase of $34,114, or approximately 68%, in professional fees incurred in connection with our SEC filings. This increase is primarily related to increase in legal fees in connection with the preparation of our registration statement, general business counsel, and litigation matters,
   -   a decrease of $9,225, or approximately 14%, in consulting fees.
   - an increase of $168,013, or 74%, in compensation expense to $394,895 for the year ended December 31, 2010 as compared to $226,882 for the year ended December 31, 2009. Compensation expense which includes salaries and stock based compensations to our employees. The increase represents non-cash expenses of $299,500 during fiscal 2010 related to stock-based compensation expense which includes approximately $130,000 attributable to shares issued to our chief executive officer and $149,500 to our officers as compared to non-cash expenses of approximately $147,000 during fiscal 2009. The increase is also primarily attributable to increases in compensation levels of certain of our employees,

   - an increase of $132,958, or approximately 105%, in other selling, general and administrative expenses as a result of increase in amortization expense related to a license agreement of $94,750 and office expense attributable to our subsidiary Genesis Electronics Inc.

We reported a loss from operations of $781,380 for year ended December 31, 2010 as compared to a loss from operations of $411,282 for the year ended December 31, 2009.

Total other expense for the year ended December 31, 2010 were $46,854, a decrease of $153,598, from total other expense for year ended
December 31, 2009 of $200,452.

   - Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, and interest on our promissory notes. The decrease in interest expense is primarily attributable to the issuance of 4,900,000 shares of common stock to one of our officers in connection with a settlement of related party loans during the year ended December 31, 2009. We have recognized non-recurring interest expense of $196,000 in connection with this settlement in 2009 offset by an increase in amortization of debt discount and deferred financing cost of $41,168 during the year ended December 31, 2010.

We reported a net loss of $828,234 or (0.01) per share for the year ended December 31, 2010 as compared to a net loss of $611,734 or $(0.00) per share for the year ended December 31, 2009.

Liquidity and Capital Resources
-------------------------------
During the year ended December 31, 2010, we received net proceeds of $211,255 and subscription receivable of $54,000 from the sale of our common stock. For the year ended December 31, 2010, we collected subscription receivable of $77,717. These funds were used for working capital purposes.

Net cash used in operating activities for the year ended December 31, 2010 amounted to $340,581 and was primarily attributable to our net losses of $828,234 offset by depreciation of $695, amortization of license agreement of $103,458, stock based expense of $320,750, amortization of debt discount of $21,168, amortization of deferred financing cost of $20,000, non-cash expense of $20,000 applied against subscription receivable, bad debt expense from stock subscription receivable of $25,000 and add back of changes in assets and liabilities of $22,161. Net cash used in operating activities for the year ended December 31, 2009 amounted to $221,146 and was primarily attributable to our net losses of $611,734 offset by depreciation of $676, amortization of license agreement of $8,708 stock based expense of $84,690, interest expense of $196,000 in connection with the settlement of a related party loan and changes in assets and liabilities of $100,514.

Net cash flows used in investing activities was $10,000 for the year ended December 31, 2009 as compared to $0 for the year ended December 31, 2010. The decrease was primarily attributed to the payment on license agreement of $10,000 in December 2009.

Net cash flows provided by financing activities was $279,997 for the year ended December 31, 2010 as compared to net cash provided by financing activities of $294,896 for the year ended December 31, 2009, a decrease of $14,899. For the year ended December 31, 2010, we received proceeds from the sale of common stock and collection of subscription receivable of $288,972 and $20,000 from the issuance of a convertible debt, and an offset by payments on related party advances of $28,975. For the year ended December 31, 2009, we received proceeds from the sale of common stock and collection of subscription receivable of $283,796, proceeds from a related party of $18,000, offset by payments on related party advances of $6,900.

We reported a net decrease in cash for the year ended December 31, 2010 of $60,584 as compared to a net increase in cash of $63,750 for the year ended December 31, 2009. At December 31, 2010, we had cash on hand of $5,485.


Contractual Obligations and Off-Balance Sheet Arrangements
-----------------------------------------------------------
Contractual Obligations

The following tables summarize our contractual obligations as of December 31, 2010.

                                              Payments Due by Period
                             --------------------------------------------------------
                                       Less than                   3-5      5 Years
                             Total       1 Year     1-3 Years     Years        +
                             -----     ---------    ---------     -----     -------
Contractual Obligations:
Notes payable             $   15,647   $  15,647     $      -     $      -   $      -
Loans payable                 40,000      40,000            -            -          -
Secured convertible
  debenture                   40,000      40,000            -            -          -

Convertible debt             931,919     931,919            -            -          -
Loans payable - related
  party                       11,510      11,510            -            -          -
Accrued interest              24,737      24,737            -            -          -
Operating lease                4,158       4,158            -            -          -
                          ----------    --------     --------     --------   --------
Total Contractual
  Obligations:            $1,067,971  $1,067,971     $      -     $      -   $      -

License Agreement
----------------
During November 2009, we licensed the use of certain patents from a third party. This license agreement will aid us as we further our business plan. In November 2009, we entered into a license agreement with Johns Hopkins University Applied Physics Lab for a limited exclusive license to JHU/APL's Integrated Power Source patents. The patents are for the solar powered cell phone and iPod chargers. During fiscal 2009 and 2010, the Company paid $40,000 and issued 2 million shares of the Company's common stock. We valued these common shares at the fair market value on the date of grant at $.022 per share or $44,000. In November 2010, we entered into an amendment agreement in connection with this license agreement. Pursuant to the amended license agreement, the Company additionally paid $25,000 and issued 500,000 shares of the Company's common stock in November 2010. We valued these common shares at the fair market value on the date of grant at $.075 per share or $37,500.

Future license payments under the amended license agreement are as follows:

    Due March 24, 2011                                  $25,000
    Due August 24, 2011                                 $25,000

We shall also pay minimum annual royalty payments as defined in the license agreement. The royalty is 6% on net sales of the product sold using the technology under these patents. In addition, we shall pay sales milestone payments as set forth in this license agreement. We may terminate this agreement and the license granted herein, for any reason, upon giving JHU/APL sixty days written notice.

Securities Purchase Agreement
----------------------------
In May 2010, we entered into a Securities Purchase Agreement with Tangiers Investors, LP. We have agreed to issue and sell to the investor pursuant to the terms of this agreement for an aggregate purchase price of up to $5,000,000. The purchase price shall be set at 85% of the lowest volume weighted average price of our common stock during the pricing period as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board. We shall prepare and file a registration statement with the Securities and Exchange Commission and shall cause such registration statement to be declared effective prior to the first sale to the investor of our common stock. We issued the Investor a commitment fee of 3,000,000 shares of our common stock pursuant to the Securities Purchase Agreement.

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

Additionally, in December 2010, we issued a 9% Secured Convertible Debenture for $20,000 to Tangiers Investors, LP. This debenture matures on September 15, 2011. We may prepay any portion of the principal amount at 150% of such amount along with the accrued interest. This debenture including interest shall be convertible into shares of our common stock at the lower of $0.05 per share or a price of 70% of the average of the two lowest volume weighted average price determined on the then current trading market for ten trading days prior to conversion at the option of the holder. In March 2011, we entered into an amendment agreement with the debenture holder whereby this debenture shall be convertible at a fixed conversion price $0.005 per share.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCOURSES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 2010 and 2009

                                CONTENTS

Report of Independent Registered Public Accounting Firm            24

Consolidated Financial Statements:

   Consolidated Balance Sheets at December 31, 2010 and 2009       25

   Consolidated Statements of Operations For the Years Ended
    December 31, 2010 and 2009                                     26

   Consolidated Statements of Changes in Stockholders' Deficit
    - For the Years Ended December 31, 2010 and 2009	             27

   Consolidated Statements of Cash Flows - For the Years Ended
    December 31, 2010 and 2009                                     29

Notes to Consolidated Financial Statements                         31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Genesis Electronics Group, Inc.
Hollywood, Florida

	We have audited the accompanying consolidated balance sheets of Genesis Electronics Group, Inc. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

	We conducted our audits in accordance with the standards of the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Electronics Group, Inc. and Subsidiary as of December 31,
2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

	The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has an accumulated deficit, has net losses and cash used in operations for the year ended December 31, 2010. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 9. The consolidated financial statement does not include any adjustments that might result from the outcome of this uncertainty.

/s/Malcolm L. Pollard, Inc.
Erie, Pennsylvania
April 12, 2011

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

                                               Year ended
                                               ----------
                                  December 31, 2010   December 31, 2009
                                  -----------------   -----------------
                      ASSETS
Current Assets:
  Cash                             $     5,485          $    66,069
  Inventory                              1,257                    -
  Prepaid expense and other
    current asset                        3,160               14,160
  Deferred offering cost               300,000                    -
                                   -----------          -----------
      Total current assets             309,902               80,229
Property and Equipment, net                  -                  695
License agreement, net                  84,334              200,292
                                   -----------          -----------
      Total assets                 $   394,236          $   281,216
                                   ===========          ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable and accrued
    expenses                       $   206,872          $   264,857
  Accrued payable on license
    agreement                           50,000              155,000
  Secured convertible debentures,
    net of debt discount                21,168                    -
  Convertible debt                     931,919              931,919
  Note payable                          15,647               15,647
  Loans payable                         40,000               40,000
  Due to related party                  11,510               40,485
  Deferred revenue                           -                  176
                                   -----------          -----------
      Total current liabilities      1,277,116            1,448,084
                                   -----------          -----------
Stockholders' Deficit:
  Common stock, $0.001 par value,
    300,000,000 authorized,
    168,831,906 and 152,644,072
    issued and outstanding, at
    December 31, 2010 and December
    31, 2009, respectively             168,832              152,644
  Additional paid-in capital         7,907,153            6,879,836
  Accumulated deficit               (8,953,865)          (8,125,631)
  Subscription receivable               (5,000)             (73,717)
                                   -----------          -----------
      Total stockholders' deficit     (882,880)          (1,166,868)
                                   -----------          -----------
Total liabilities and stockholders'
  deficit                          $   394,236          $   281,216
                                   ===========          ===========

            See notes to consolidated financial statements.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Years Ended
                                                   December 31,
                                               ------------------
                                              2010            2009
                                              ----            ----
Net Sales                                   $    28,351   $    78,797
                                            -----------   -----------
Operating expenses:
  Cost of sales                                  16,150        22,358
  Professional fees                              84,163        50,049
  Consulting fees                                54,555        63,780
  Compensation                                  394,895       226,882
  Other selling, general and administrative     259,968       127,010
                                            -----------   -----------
    Total operating expenses                    809,731       490,079
                                            -----------   -----------
Loss from operations                           (781,380)     (411,282)
                                            -----------   -----------
Other income (expenses):
  Interest expense                              (46,854)     (200,452)
                                            -----------   -----------
    Total other income (expenses)               (46,854)     (200,452)
                                            -----------   -----------
Loss before provision for income taxes         (828,234)     (611,734)
Provision for income taxes                            -             -
                                            -----------   -----------
Net loss                                    $  (828,234)  $  (611,734)
                                            ===========   ===========
Net loss per common share
  - basic and diluted                       $     (0.01)  $         -
Weighted average number of shares
  0utstanding - basic and diluted           159,669,655   135,405,327
                                            ===========   ===========

              See notes to consolidated financial statements.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                    FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

                                                          Common Stock,
                                                         $.001 Par Value
                                                         ---------------       Additional
                                                      Number of                  Paid-in
                                                       Shares       Amount       Capital
                                                     ----------   ----------   ----------
Balance December 31, 2008                           106,602,989    $ 106,603   $6,219,824
Sale of common stock                                 36,486,083       36,486      295,877
Common stock issued for services                      2,655,000        2,655       82,035
Common stock issued for settlement of
  related party loans                                 4,900,000        4,900      240,100
Common stock issued in connection with a
  license agreement                                   2,000,000        2,000       42,000
Net loss for the period                                       -            -            -
                                                    -----------    ---------   ----------
Balance, December 31, 2009                          152,644,072    $ 152,644   $6,879,836
Sale of common stock                                  5,737,834        5,738      259,517
Common stock issued for services                      4,950,000        4,950      315,800
Common stock issued for accrued services              2,000,000        2,000       78,000
Common stock issued in connection with stock
  purchase agreement                                  3,000,000        3,000      297,000
Common stock issued in connection with a
  license agreement                                     500,000          500       37,000
Beneficial conversion on secured convertible
  debenture                                                   -            -       40,000

Net loss for the period                                       -            -            -
                                                    -----------    ---------   ----------
Balance, December 31, 2010                          168,831,906    $ 168,832   $7,907,153
                                                    ===========    =========   ==========

            See notes to audited consolidated financial statements.

                 GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONTINUED   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

                                                                    Total
                                      Accumulated Subscription  Stockholders'
                                         Deficit   Receivable      Deficit
                                       ----------   ----------   ----------
Balance December 31, 2008               (7,513,897)     (25,150)   (1,212,620)
Sale of common stock                             -      (48,567)      283,796
Common stock issued for services                 -            -        84,690
Common stock issued for settlement of
  related party loans                            -            -       245,000
Common stock issued in connection with a
  license agreement                              -            -        44,000
Net loss for the period                   (611,734)           -      (611,734)
                                       -----------    ---------   -----------
Balance, December 31, 2009             $ 8,125,631    $ (73,717)  $(1,166,868)
Sale of common stock                             -       68,717       333,972
Common stock issued for services                 -            -       320,750
Common stock issued for accrued services         -            -        80,000
Common stock issued in connection with
 stock purchase agreement                        -            -       300,000
Common stock issued in connection with a
  license agreement                              -            -        37,500
Beneficial conversion on secured
 convertible debenture                           -            -        40,000
Net loss for the period                   (828,234)           -      (828,234)
                                       -----------    ---------   -----------
Balance, December 31, 2010             $(8,953,865)   $  (5,000)  $  (882,880)
                                       ===========    =========   ===========


                  See notes to consolidated financial statements.

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the Years Ended
                                                    December 31,
                                                ------------------
                                               2010            2009
                                               ----            ----
Cash flows from operating activities:
  Net loss                                  $ (828,234)    $(611,734)
                                            ----------     ---------
  Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciation                                   695           676
    Amortization of license agreement          103,458         8,708
    Common stock issued for services           320,750         4,690
    Amortization of debt discount               21,168             -
    Amortization of deferred financing cost     20,000             -
    Services performed applied against
     subscription receivable                    20,000             -
    Bad debt expense from stock subscription
     receivable                                 25,000             -
    Interest expense for the settlement
     of a related party loan                         -       196,000
  Changes in assets and liabilities:
    Prepaid expenses and other                  11,000       (11,000)
    Accounts payable and accrued expenses       22,015       112,020
    Deferred revenues                             (176)         (506)
                                            ----------     ---------
      Total adjustments                        487,653       390,588
Net cash used in operating activities         (340,581)     (221,146)
                                            ----------     ---------
Cash flows from investing activities:
    Payment on license agreement                     -       (10,000)
                                            ----------     ---------
Net cash used in investing activities                -       (10,000)
                                            ----------     ---------

Cash flows from financial activities:
  Proceeds from sale of common stock           288,972       283,796
  Proceeds from convertible debt                20,000             -
  Proceeds from related parties                      -        18,000
  Payments on related party advances           (28,975)       (6,900)
                                            ----------     ---------
Net cash provided by financing activities      279,997       294,896
                                            ----------     ---------
Net increase (decrease) in cash                (60,584)       63,750
Cash - beginning of the year                    66,069         2,319
                                            ----------     ---------
Cash - end of the year                      $    5,485     $  66,069
                                            ==========     =========

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONTINUED          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Years Ended
                                                   December 31,
                                               ------------------
                                              2010            2009
                                              ----            ----
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                $        -     $        -
                                            ==========     ==========
    Income taxes                            $        -     $        -
                                            ==========     ==========
NON-CASH INVESTING AND FINANCING ACTIVITEIS:
  Secured convertible debenture issued in
   connection with Securities Purchase
   Agreement                                $   20,000     $        -
                                            ==========     ==========
  Common stock issued for settlement
   of loans                                 $        -     $   49,000
                                            ==========     ==========
  Common stock issued as deferred offering
   Cost                                     $  300,000     $        -
                                            ==========     ==========
  Common stock issued in connection
   with license agreement                   $        -     $   44,000
                                            ==========     ==========
  Accrued payable incurred for
   license agreement                        $        -     $  155,000
                                            ==========     ==========
Common stock issued in connection with
 accrued payable on license agreement       $   37,500     $        -
                                            ==========     ==========
Common stock issued in connection with
  accrued salaries                          $   80,000     $        -
                                            ==========     ==========


       See notes to consolidated financial statements

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

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

FASB Accounting Standards Codification

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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

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

The share exchange consideration included the issuance of 1,907,370 shares of the Company's stock valued at approximately $0.03 per share. The total purchase price was common stock valued at $57,144.

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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2010 and 2009 include the assumptions used to calculate stock-based compensation and debt discount, and the useful life of property and equipment.

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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2010 and 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

The carrying amounts reported in the consolidated balance sheet for cash, accounts payable, accrued expenses, loans payable, notes payable, due to related parties and deferred revenue approximate their fair market value based on the short-term maturity of these instruments. The carrying amount of the convertible debentures at December 31, 2010, approximate their respective fair value based on the Company's incremental borrowing rate.

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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, "Impairment or Disposal of Long-Lived Assets". The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2010 and 2009.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation - Stock Compensation ("ASC 718"). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company's common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. For the year ended December 31, 2010 and 2009, the Company did not grant any stock options to employees.

Net Loss per Common Share

Net loss per common share are calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of December 31, 2010 and 2009, there were options and warrants to

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

purchase 2,025,000 shares of common stock and 99,191,900 shares equivalent issuable pursuant to embedded conversion features which could potentially dilute future earnings per share.

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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

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

The following policies reflect specific criteria for the various revenues streams of the Company:

The Company earns revenue primarily from website design, transaction fees, hosting fees and sales of solar-powered consumer products.
   - Website design revenue is recognized as earned when the website is complete, control is transferred and the customer has accepted its website, usually within seven days of the order.
   - Transaction fee income comprises fees charged for use of credit cards or other forms of payment in the purchase of items sold on the customers' websites. The transaction fee income is recognized as earned

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

when funds transfers (via credit card or other forms of payments) between the buyer and seller has been authorized.
   -  Revenues from website hosting fees are recognized when earned.
   - Revenues from the sale of solar-powered consumer products are recognized upon delivery of the product to the customer.

Web hosting fees received in advance are reflected as deferred revenue on the accompanying consolidated balance sheet.

Deferred Offering Cost

The Company defers as other current assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Reclassification

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on the reported net loss.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 810-10, "Amendments to FASB Interpretation No. 46(R)". This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity ("VIE"), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASC Topic 810-10 is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 did not have a material impact on the consolidated results of operations and financial condition.

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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2010, the FASB issued ASU No. 2010-20, "Receivables (Topic
310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses". ASU 2010-20 requires additional disclosures about the credit quality of a company's loans and the allowance for loan losses held against those loans. Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. The new guidance is effective for interim and annual periods beginning after December 15, 2010. Management anticipates that the adoption of these additional disclosures will not have a material effect on the Company's financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2010, property and equipment consist of the following:
                                             Useful Life
                                               (Years)
                                             -----------
  Computer equipment and software                  5        $ 12,542
  Office furniture and fixtures and
    equipment                                      7           4,328
                                                            --------
                                                              16,870
  Less accumulated depreciation                              (16,870)
                                                            --------
                                                            $      -
                                                            ========

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

NOTE 2 - PROPERTY AND EQUIPMENT (Continued)

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
                                                            ========

For the year ended December 31, 2010 and 2009, depreciation expense amounted to $695 and $676, respectively.

NOTE 3 - LICENSE AGREEMENT

During November 2009, the Company licensed the use of certain patents from a third party. This license agreement will aid the Company as it furthers its business plan. The patents are for the solar powered cell phone and iPod chargers (see Note 11).

At December 31, 2010, license agreement consisted of the following:

                                            Useful Life
                                              (Years)
                                            -----------
  License agreement                             2          $ 196,500
  Less accumulated amortization                             (112,166)
                                                           ---------
                                                             $84,334
                                                           =========

At December 31, 2009, license agreement consisted of the following:

                                            Useful Life
                                              (Years)
                                            -----------
  License agreement                              2         $ 209,000
  Less accumulated amortization                               (8,708)
                                                           ---------
                                                           $ 200,292
                                                           =========

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

NOTE 3 - LICENSE (Continued)

For the year ended December 31, 2010 and 2009, amortization expense amounted to $103,458 and $8,708, respectively. Accrued payable related to this license agreement as of December 31, 2010 and 2009 amounted to $50,000 and $155,000, respectively.

NOTE 4 - LOANS PAYABLE

On May 22, 2008, in connection with the acquisition of Genesis, the Company assumed loans payable from certain third parties. These loans bear 8% interest per annum and are payable on demand. As of December 31, 2010, loans payable and related accrued interest amounted to $40,000 and $14,771, respectively. As of December 31, 2009, loans payable and related accrued interest amounted to $40,000 and $11,571, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

An officer of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At December 31, 2010 and 2009, the Company owed this related party $11,510 and $40,485, respectively.

NOTE 6 - NOTE PAYABLE

On May 22, 2008, in connection with the acquisition of Genesis, the Company assumed a note payable from a third party. These loans bear 8% interest per annum and is payable on demand. As of December 31, 2010, note payable and related accrued interest amounted to $15,647 and $8,732, respectively. As of December 31, 2009, note payable and related accrued interest amounted to $15,647 and $7,480, respectively.

NOTE 7 - CONVERTIBLE DEBT

On May 22, 2008, in connection with the acquisition of Genesis, the Company assumed certain debts from a third party, Corporate Debt Solutions ("Corporate Debt") amounting to $1,049,717. Corporate Debt assumed a total of $1,049,717 of promissory notes issued by two former officers of Genesis and a certain third party. These promissory notes were issued to the Company's subsidiary, Genesis. Immediately following the closing of the acquisition agreement, on May 23, 2008, the Company entered into a settlement agreement with Corporate Debt Solutions ("Corporate Debt"). Pursuant to the settlement agreement, the Company shall issue shares of common stock and deliver to Corporate Debt, to satisfy the principal and interest due and owing through the issuance of freely trading securities of up to 100,000,000 shares. The parties have agreed that Corporate Debt shall have no ownership rights to the Settlement Shares not yet issued until it has affirmed to the Company that it releases the Company for the proportionate amount of claims represented by each issuance. The said requested number of shares of

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

NOTE 7 - CONVERTIBLE DEBT

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

At December 31, 2010 and 2009, convertible debt amounted to $931,919.

NOTE 8 - SECURED CONVERTIBLE DEBENTURE

In May 2010, the Company issued a 9% Secured Convertible Debenture for $20,000 to Tangiers Investors, LP in connection with the Securities Purchase agreement (see Note 10). This debenture matures on December 23, 2010. The Company did not receive the cash proceeds from such issuance of this debenture and accordingly, the Company recorded deferred financing cost of $20,000 and will be amortized over the term of the note. Such deferred financing cost of $20,000 was included in other current assets.

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

Additionally, in December 2010, the Company issued a 9% Secured Convertible Debenture for $20,000 to Tangiers Investors, LP. This debenture matures on September 15, 2011. The Company may prepay any portion of the principal amount at 150% of such amount along with the accrued interest. This debenture including interest shall be convertible into shares of the Company's common stock at the lower of $0.05 per share or a price of 70% of the average of the two lowest

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

NOTE 8 - SECURED CONVERTIBLE DEBENTURE (Continued)

volume weighted average price determined on the then current trading market for ten trading days prior to conversion at the option of the holder. In March 2011, the Company entered into an amendment agreement with the debenture holder whereby this debenture shall be convertible at a fixed conversion price $0.005 per share.

In accordance with ASC 470-20-25, the convertible debentures were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company's common stock. These convertible debentures were fully convertible at the issuance date, therefore the portion of proceeds allocated to the convertible debentures of $40,000 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of this debenture. Additionally, the Company evaluated whether or not the convertible debt contains embedded conversion options, which meet the definition of derivatives under ASC 815-15 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations.

The Company concluded that since these convertible debts currently have a fixed conversion price of $0.005, the convertible debts are not considered a derivative.

At December 31, 2010, convertible debentures consisted of the following:

                                           December 31, 2010
                                           -----------------
Secured convertible debenture                  $ 40,000

Less: debt discount                             (18,832)
                                               --------
Secured convertible debenture - net            $ 21,168

As of December 31, 2010, amortization of debt discount and deferred financing cost amounted to $21,168 and $20,000, respectively, and are included in interest expense. As of December 31, 2010, accrued interest on these debentures amounted to $1,234.

NOTE 9 - GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $8,953,865, had net losses, negative working capital and negative cash flows from operations for

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

NOTE 9 - GOING CONCERN (Continued)

the year ended December 31, 2010 of $828,234, $967,214 and $340,581 respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the year ended December 31, 2010, the Company received proceeds from the sale of stock of $288,972 and received proceeds from an issuance of convertible debt of $20,000.

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

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

NOTE 10 - STOCKHOLDERS' DEFICIT (Continued)

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

In November 2009, the Company issued 2,000,000 shares of common stock in connection with a license agreement. The Company valued these common shares at the fair market value on the date of grant ranging at $.022 per share or $44,000 and has been capitalized as reflected in the accompanying consolidated balance sheet as license agreement.

Between November and December 2009, the Company issued in aggregate 305,000 shares of common stock to consultants for services rendered. The Company valued these common shares at the fair market value on the date of grant ranging from $.03 to $.04 per share or $9,950 and has been recorded as stock-based consulting.

For the year ended December 31, 2010, the Company received net proceeds of $211,255 and subscription receivable of $54,000 from the sale of 5,737,834 shares of the Company's common stock.

For the year ended December 31, 2010, the Company collected subscription receivable of $77,717. During the year ended December 31, 2010, the Company applied $20,000 against subscription receivable for services rendered by one of our employees. Additionally, as of December 31, 2010, management has determined that $25,000 of the subscription receivable was deemed uncollectible and accordingly, has been recognized as bad debt expense for the year ended December 31, 2010.

In February 2010, the Company issued 250,000 shares of common stock for public relation services rendered. The Company valued these common shares at the fair value on the date of grant at $.04 per share or $10,000. In connection with issuance of these shares, the Company recorded stock-based consulting expense of $10,000 during the nine months ended September 30, 2010.

In May 2010, the Company entered into a Securities Purchase Agreement with Tangiers Investors, LP ("Investor"). The Company has agreed to issue and sell to the investor pursuant to the terms of this agreement for an aggregate purchase price of up to $5,000,000. The purchase price

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

NOTE 10 - STOCKHOLDERS' DEFICIT (Continued)

shall be set at 85% of the lowest volume weighted average price of the Company's common stock during the pricing period as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board. The Company shall prepare and file a Registration Statement with the Securities and Exchange Commission and shall cause such Registration statement to be declared effective prior to the first sale to the investor of the Company's common stock. The Company agrees to pay the Investor a commitment fee of 3,000,000 shares of the Company's common stock pursuant to the Securities Purchase Agreement. The Company valued these common shares at the fair value on the date of grant at $0.10 per share or $300,000 and has been recorded as deferred offering cost. At the time of the completion of the sale to the investor, these deferred costs will be charged against the capital raised.

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

In November 2010, the Company issued in aggregate 4,000,000 shares of common stock to the Company's CEO and an officer of the Company in connection with their employment agreements. The Company valued these common shares at the fair market value on the date of grant at $.065 per share or $260,000 and has been recorded as stock-based compensation.

In November 2010, the Company issued in aggregate 300,000 shares of common stock to three officers of the Company for services rendered. The Company valued these common shares at the fair market value on the date of grant at $.065 per share or $19,500 and has been recorded as stock-based compensation.

In November 2010, the Company issued 50,000 shares of common stock to an officer of the Company for legal services rendered. The Company valued these common shares at the fair market value on the date of grant at $.065 per share or $3,250 and has been recorded as legal fees.

In November 2010, the Company entered into an amended agreement in connection with a license agreement. The Company issued 500,000 shares of common stock pursuant to the amended license agreement. The Company

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

NOTE 10 - STOCKHOLDERS' DEFICIT (Continued)

valued these common shares at the fair market value on the date of grant at $.075 per share or $37,500 and has been capitalized as reflected in the accompanying consolidated balance sheet as license agreement (see Note 11).

Stock Options

A summary of the stock options as of December 31, 2010 and 2009 and changes during the periods are presented below:

                              Year Ended December 31,       Year Ended December 31,
                                       2010                           2009
                              ----------------------        ----------------------
                                            Weighted                      Weighted
                                             Average                       Average
                              Number of     Exercise        Number of     Exercise
                              Options        Price          Options        Price
                              ----------------------        ----------------------
Balance at beginning of year  2,025,000       $ 0.40         2,025,000      $ 0.40
Granted                               -            -                 -           -
Exercised                             -            -                 -           -
Cancelled                             -            -                 -           -
                              ---------       ------        ----------      ------

Balance at end of year        2,025,000       $ 0.40         2,025,000      $ 0.40
                              =========       ======        ==========      ======
Options exercisable at end
 of year                      2,025,000       $ 0.40         2,025,000      $ 0.40
                              =========       ======        ==========      ======
Weighted average fair value
of options granted during
the year                                      $    -                        $    -

The following table summarizes the Company's stock option outstanding at December 31, 2010:

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
                                          effective
                                         registration

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

NOTE 11 - COMMITMENTS

Operating Leases

In October 2010, the Company has signed a 6 months lease agreement which will expire in March 2011. The office lease agreement has certain escalation clauses and renewal options. If the Company exercises the option to renew, the base rent shall increase by 3% per each lease year. Future minimum rental payments required under the operating lease are as follows:

          Period Ended December 31, 2011      $   4,158
                                              ---------
     Total                                    $   4,158
                                              =========

Rent expense, including common area charges and sales taxes, for the years ended December 31, 2010 and 2009 was $20,151 and $12,891, respectively.

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

License Agreement

During November 2009, the Company licensed the use of certain patents from a third party. This license agreement will aid the Company as it furthers its business plan. In November 2009, the Company entered into a license agreement with Johns Hopkins University Applied Physics Lab ("JHU/APL") whereby the Company will have a limited exclusive license

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

NOTE 10 - STOCKHOLDERS' DEFICIT (Continued)

to JHU/APL's Integrated Power Source patents. The patents are for the solar powered cell phone and iPod chargers. During fiscal 2009 and 2010, the Company paid $40,000 and issued 2 million shares of the Company's common stock. The Company valued these common shares at the fair market value on the date of grant at $.022 per share or $44,000. In November 2010, the Company entered into an amendment agreement in connection with this license agreement. Pursuant to the amended license agreement, the Company additionally paid $25,000 and issued 500,000 shares of the Company's common stock in November 2010. The Company valued these common shares at the fair market value on the date of grant at $.075 per share or $37,500.

Future license payments under the amended license agreement are as follows:

    Due March 24, 2011                                  $25,000
    Due August 24, 2011                                 $25,000


The Company has capitalized the patent license for a total of $196,500 and is amortizing them over the term of this license agreement. The Company has recognized $103,458 and $8,708 of amortization expense during the year ended December 31, 2010 and 2009, respectively. Accrued payable related to this license agreement as of December 31, 2010 and 2009 amounted to $50,000 and $155,000 respectively.

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

NOTE 12 - INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $5.2 million at December 31, 2010 expiring through the year 2029. Internal Revenue

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

NOTE 12 - INCOME TAXES (Continued)

Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control
(generally greater than a 50 percent change in ownership).

Temporary differences, which give rise to a net deferred tax asset, are as follows:

                                          2010               2009
                                       -------------------------------
Computed "expected" benefit            $(281,600)          $ (196,189)
State tax benefit, net of federal
  effect                                 (33,129)             (23,081)
Other permanent differences              147,029               74,480
Increase in valuation allowance          167,700               144,790
                                       ---------           -----------
                                       $       -           $         -
                                       =========           ===========

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:
                                                               2010
                                                            ----------
Deferred tax assets:
Net operating loss carryforward                            $ 1,974,691

Less:  Valuation allowance                                  (1,974,691)
                                                           -----------
                                                                     -
                                                           ===========

The valuation allowance at December 31, 2010 was $1,974,691. The increase during fiscal 2010 was $167,700.


NOTE 13 - REPORTABLE SEGMENT

ASC Topic 280 requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the years ended December 31, 2010 and 2009, the Company operated in two reportable business segments - (1) the Website segment and (2) the Solar powered consumer products segment. The Company's reportable segments are strategic business units that offer different

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

NOTE 13 - REPORTABLE SEGMENT (Continued)

products and services. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services.

Condensed information with respect to these reportable business segments for the years ended December 31, 2010 and 2009 is as follows:

                                               For the Years Ended
                                                  December 31,
                                             2010               2009
                                             ----               ----
Revenues:
  Website                                 $  26,512         $   78,797
  Solar powered products                      1,839                  -
                                          ---------         ----------
                                             28,351             78,797
                                          ---------         ----------
Depreciation and amortization:
  Website                                       695                676
  Solar powered products                    103,458              8,708
                                          ---------         ----------
                                            104,153              9,384
                                          ---------         ----------
Interest expense:
   Website                                   42,402            196,000
   Solar powered products                     4,452              4,452
                                          ---------         ----------
                                             46,854            200,452
                                          ---------         ----------
Net loss:
   Website                                  693,475            589,223
   Solar powered products                   134,759             22,511
                                          ---------         ----------
                                          $ 828,234         $  611,734
                                          =========         ==========

NOTE 14 - SUBSEQUENT EVENTS

In January 2011, the Company received net proceeds of $1,000 and subscription receivable of $3,000 from the sale of 75,000 shares of the Company's common stock.

In February 2011, in connection with a consulting agreement, the Company issued in aggregate 2,000,000 shares of common stock for public relations and marketing services until June 2, 2011. The Company valued these common shares at the fair value on the date of grant at $.04 per share or $80,000.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
              NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 and 2009

NOTE 10 - STOCKHOLDERS' DEFICIT (Continued)

In March 2011, the Company has signed a 2 years lease agreement which will expire in March 2013. The office lease agreement has certain escalation clauses and renewal options. If the Company exercises the option to renew, the base rent shall increase by 3% per each lease year. The monthly base rent including sales tax and common area maintenance amounts to approximately $711.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None

ITEM 9A.   CONTROLS AND PROCEDURES.


Disclosure Controls and Procedures
----------------------------------
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2010, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Edward Dillon, our chief executive officer and Nelson Stark, our chief financial officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2010.

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified material weaknesses related to
(i) our internal audit functions and (ii) the absence of an Audit Committee as of December 31, 2010, and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting
----------------------------------------------------
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

                                  PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers
---------------------------------
The executive officers and directors are:

Name             Age                      Position
Edward C. Dillon  74                    CEO, Director
Nelson Stark      57                    CFO, Director
Raymond Purdon    42                 Chairman of the Board
Howard Neu        61                       Director

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

                                          SUMMARY COMPENSATION TABLE
                                          --------------------------
                                                             NONQUALIFIED
                                                              NON-EQUITY       DEFERRED       ALL
NAME AND                                 STOCK    OPTION    INCENTIVE PLAN   COMPENSATION    OTHER
PRINCIPAL             SALARY    BONUS    AWARDS   AWARDS     COMPENSATION      EARNINGS   COMPENSATION    TOTAL
POSITION      YEAR      ($)      ($)      ($)      ($)            ($)             ($)          ($)         ($)
-----------   ----   -------   ------   ------   -------   --------------   ------------   ------------  -------
Edward C Dillon(1)
Chief Executive
Officer       2010  $     -     $  -    $130,000       -        $    -         $    -        $    -     $130,000
              2009  $40,000     $  -     $31,000       -        $    -         $    -        $    -      $71,000

Nelson Stark (2)
Chief Financial
Officer       2010  $13,200     $  -     $6,500     $  -        $    -         $    -        $    -      $19,700
              2009   $7,500     $  -     $1,550     $  -        $    -         $    -        $    -       $9,050

(1) Mr. Dillon has served as our president and CEO since April 2006. Mr. Dillon's fiscal 2010 compensation included stock awards of 2,000,000 shares of our common stock which were valued at $130,000. Mr. Dillon's fiscal 2009 compensation included stock awards of 1,000,000
shares of our common stock which were valued at $31,000.   Accrued but
unpaid compensation due to Mr. Dillon during fiscal 2009 amounted to $40,000 which is included in the above table.

(2) Mr. Stark has served as our CFO since April 2006. In addition to his salary, Mr. Stark's fiscal 2010 compensation included stock awards of 100,000 shares of our common stock which were valued at $6,500.
In addition to his salary, Mr. Stark's fiscal 2009 compensation included stock awards of 50,000 shares of our common stock which were valued at $1,550.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding stock options to the registrant's chief executive officer:

                        Option Awards
Outstanding Equity Awards at December 31, 2010

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
Exec. Vice Pres.                                                            effective
                                                                          registration
Outstanding Equity Awards at December 31, 2010
                                                                  Equity
                                                                Incentive
                                                  Equity       Plan Awards:
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

Additionally, based on this agreement, the registrant shall issue 1,000,000 restricted shares of common stock during each fiscal year of the term of this agreement. In October 2008, this agreement was amended whereby the officer shall received 2,000,000 restricted shares of common stock during each fiscal year instead of 1,000,000 shares which took effect in fiscal 2009.

Directors' compensation.   We do not have any standard arrangements by
which directors are compensated for any services provided as a
director.   No cash has been paid to the directors in their capacity as such.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There are currently 170,906,906 common shares outstanding. The following tabulates holdings of common shares and other securities of the registrant by each person who, subject to the above, at April 15, 2011, holds of record or is known by management to own beneficially more than 5.0% of the common shares, including any shares that may be beneficially acquired within 60 days and, in addition, by all directors and officers of the registrant individually and as a group.

Directors and Officers
                                                 Percentage of
                              Number & Class       Outstanding
       Name and Address       of Shares          Common Shares

Edward C. Dillon(1)              23,232,500           13.59%
3850 Washington St. Apt. 910
Hollywood, FL 33021

Raymond Purdon(1)                21,250,000           12.43%
25 Fox Hill Drive
Little Silver, NJ 07739

Nelson Stark(1)                  344,000            0.20%
5130 SW 40th Avenue, Apt. 3B
Fort Lauderdale, FL 33314

Howard Neu(1)                     2,696,000            1.58%
1152 N. University Drive #201
Pembroke Pines, FL 33024

   (1)As of April 15, 2011, there are no shares that can be beneficially acquired within 60 days.

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

Edward Dillon, chief executive officer of Genesis Electronics Group, Inc. advanced funds to us for working capital purposes. The advances are non-interest bearing and are payable on demand. At December 31, 2010 and 2009, we owed Mr. Dillon $11,510 and $40,485, respectively. During fiscal 2010, Mr. Dillon advanced a total of $0 and during fiscal 2009, Mr. Dillon advanced a total of $18,000 to us. We paid Mr. Dillon a total of $ $28,975 and $6,900 during fiscal 2010 and 2009, respectively.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated. Malcolm, please provide info.

                                    Year Ended December 31,
Category                            2010              2009
                                    ----              ----
Audit Fees (1)                   $ 12,500          $ 12,750
Audit Related Fees (2)              3,400             5,250
Tax Fees (3)                            -                 -
All Other Fees (4)                      -                 -
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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of board. Any such approval by the designated member is disclosed to the entire board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2010 were pre-approved by the entire board of directors.

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

Genesis Electronics Group, Inc.

                           By: /s/ Edward C. Dillon
                               ---------------------------
April 14, 2011                 Edward C. Dillon
                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Capacity                   Date

/s/Edward C. Dillon           CEO/Director           April 14, 2011
--------------------
Edward C. Dillon

/s/Nelson Stark              CFO/Director            April 14, 2011
-------------------- Principal Accounting Officer
Nelson Stark

/s/Raymond Purdon             Director               April 14, 2011
--------------------
Raymond Purdon

/s/Howard Neu                 Director               April 14, 2011
---------------------
Howard Neu