Form 10-Q
period 2011-03-31
Genesis Electronics Group, Inc.
filed 2011-05-20
CIK 1302913

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2011
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock. May 20, 2011: Common Stock - 176,000,906

GENESIS ELECTRONICS GROUP, INC.
FORM 10-Q
For the quarterly period ended March 31, 2011
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (Unaudited)         3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      25
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        33
Item 4.  Controls and Procedures                              33

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    35
Item 1A. Risk Factors                                         35
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        35
Item 3.  Defaults upon Senior Securities                      35
Item 4.  Removed and Reserved                                 35
Item 5.  Other Information                                    35
Item 6.  Exhibits                                             35

SIGNATURES                                                    36

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS

                                     March 31, 2011  December 31, 2010
                                     --------------  -----------------
                    ASSETS             (Unaudited)

CURRENT ASSETS:
 Cash                                 $    15,400        $     5,485
 Inventory                                  1,519              1,257
 Prepaid expense and other current
  asset                                    47,248              3,160
 Deferred offering cost                   300,000            300,000
                                      -----------        -----------
    Total current assets                  364,167            309,902

 License agreement, net                    61,334             84,334
                                      -----------        -----------
 Total assets                         $   425,501        $   394,236
                                      ===========        ===========
 LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
  Accounts payable and accrued
   expenses                            $  202,208        $   206,872
  Accrued payable on license agreement     45,000             50,000
  Secured convertible debentures,
   net of debt discount                    27,737             21,168
  Convertible promissory notes,
   net of debt discount                    41,593                  -
  Convertible debt                        931,919            931,919
  Note payable                             15,647             15,647
  Loans payable                            40,000             40,000
  Due to related party                      6,010             11,510
                                      -----------        -----------
    Total current liabilities           1,310,114          1,277,116
                                      -----------        -----------
 STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value,
   300,000,000 authorized, 171,906,906
   and 168,831,906 issued and
   outstanding, at March 31, 2011 and
   December 31, 2010, respectively        171,907            168,832
  Additional paid-in capital            8,066,028          7,907,153
  Accumulated deficit                  (9,119,048)        (8,953,865)
  Subscription receivable                  (3,500)            (5,000)
                                      -----------        -----------
    Total stockholders' deficit          (884,613)          (882,880)
                                      -----------        -----------
 Total liabilities and stockholders'
  deficit                             $   425,501        $   394,236
                                      ===========        ===========

            See notes to unaudited consolidated financial statements.

             GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                 2011          2010
                                                 ----          ----
                                              (Unaudited)   (Unaudited)

Net Sales                                   $      6,051  $      7,662
                                            ------------  ------------
Operating expenses:
   Cost of sales                                   5,092         3,855
   Professional fees                              21,074        11,033
   Consulting fees                                46,350        16,380
   Compensation                                    8,559        20,640
   Other selling, general and administrative      61,193        57,700
                                            ------------  ------------
         Total operating expenses                142,268       109,608
                                            ------------  ------------
Loss from operations                            (136,217)     (101,946)
                                            ------------  ------------
Other expenses:
   Interest expense                              (28,966)       (1,113)
                                            ------------  ------------
         Total other expenses                    (28,966)       (1,113)
                                            ------------  ------------
Loss before provision for income taxes          (165,183)     (103,059)

Provision for income taxes                             -             -
                                            ------------  ------------
Net loss                                    $   (165,183) $   (103,059)
                                            ============  ============
Net loss per common share - basic and
 diluted                                    $          -  $          -
                                            ============  ============
Weighted average number of shares
   outstanding - basic and diluted           170,223,479   153,079,543
                                             ===========   ===========

        See notes to unaudited consolidated financial statements.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                 2011          2010
                                                 ----          ----
                                              (Unaudited)   (Unaudited)

Cash flows from operating activities:
 Net loss                                     $ (165,183)   $ (103,059)
                                              ----------    ----------
 Adjustments to reconcile net loss to
  net cash used in operations:
  Depreciation                                         -           168
  Amortization of license agreement               23,000        26,125
  Common stock issued for services                     -        10,000
  Amortization of prepaid expense in connection
   with the issuance of common stock issued
   for prepaid services                           40,000             -
  Amortization of debt discount                   24,112             -
  Amortization of deferred financing cost          1,412             -
 Changes in assets and liabilities:
  Accounts payable and accrued expenses           (4,664)       (3,006)
  Accrued payable on license agreement            (5,000)      (10,000)
  Deferred revenues                                    -            28
                                              ----------    ----------
   Total adjustments                              78,598        23,315
                                              ----------    ----------
Net cash used in operating activities            (86,585)      (79,744)
                                              ----------    ----------
Cash flows from financing activities:
 Proceeds from sale of common stock               15,000       109,197
 Net proceeds from convertible promissory
  notes                                           87,000             -
 Payments on related party advances               (5,500)      (13,300)
                                              ----------    ----------
Net cash provided by financing activities         96,500        95,897
                                              ----------    ----------
Net increase (decrease) in cash                    9,915        16,153

Cash - beginning of year                           5,485        66,069
                                              ----------    ----------
Cash - end of period                          $   15,400    $   82,222
                                              ==========    ==========

Supplemental disclosure of cash flow
 information:
 Cash paid for:
  Interest                                    $        -    $        -
                                              ==========    ==========
  Income taxes                                $        -    $        -
                                              ==========    ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Beneficial conversion feature and debt
   discount in connection with the issuance
   of convertible promissory notes            $   68,450    $        -
                                              ==========    ==========

          See notes to unaudited consolidated financial statements.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-
Q. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2010 and notes thereto contained in the Report on Form 10-K of Genesis Electronic Group, Inc. and Subsidiary ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2011 and 2010 include the assumptions used to calculate stock-based compensation and debt discount, and the useful life of property and equipment.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company's account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. For the three months ended March 31, 2011 and for the year ended December 31, 2010, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)Fair Value of Financial Instruments

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

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2011 and December 31, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

The carrying amounts reported in the consolidated balance sheet for cash, accounts payable, accrued expenses, loans payable, notes payable, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The carrying amount of the convertible debentures and notes at March 31, 2011, approximate their respective fair value based on the Company's incremental borrowing rate.

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

Impairment of Long-lived Assets

Long-Lived Assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, "Impairment or Disposal of Long-Lived Assets". The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2011 and 2010.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation - Stock Compensation ("ASC 718"). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company's common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. For the three months ended March 31, 2011 and 2010, the Company did not grant any stock options to employees.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Common Share

Net loss per common share are calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of March 31, 2011, there were options and warrants to purchase 2,025,000 shares of common stock and 99,191,900 shares equivalent issuable pursuant to embedded conversion features which could potentially dilute future earnings per share. As of March 31, 2010, there were options and warrants to purchase 2,025,000 shares and 93,191,998 shares equivalent issuable pursuant to embedded conversion features of common stock which could potentially dilute future earnings per share.

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

Deferred Offering Cost

The Company defers as other current assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of March 31, 2011, deferred offering cost amounted to $300,000 in connection with the Securities Purchase Agreement entered into May 2010 with Tangiers Investors, LP ("Investor"). At the time of the completion of the sale to the investor, these deferred costs will be charged against the capital raised.

Reclassification

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on the reported net loss.

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

In July 2010, the FASB issued ASU No. 2010-20, "Receivables (Topic
310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses". ASU 2010-20 requires additional disclosures about the credit quality of a company's loans and the allowance for loan losses held against those loans. Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. The new guidance is effective for interim and annual periods beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - LICENSE AGREEMENT

During November 2009, the Company licensed the use of certain patents from a third party. This license agreement will aid the Company as it furthers its business plan. The patents are for the solar powered cell phone and iPod chargers.

At March 31, 2011, license agreement consisted of the following:

                                            Useful Life
                                              (Years)
                                            -----------
  License agreement                             2          $ 196,500
  Less accumulated amortization                             (135,166)
                                                           ---------
                                                             $61,334
                                                           =========

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LICENSE AGREEMENT (continued)

At December 31, 2010, license agreement consisted of the following:

                                            Useful Life
                                              (Years)
                                            -----------
  License agreement                             2          $ 196,500
  Less accumulated amortization                             (112,166)
                                                           ---------
                                                             $84,334
                                                           =========

For the three months ended March 31, 2011 and 2010, amortization expense amounted to $23,000 and $26,125, respectively. Accrued payable related to this license agreement as of March 31, 2011 and December 31, 2010 amounted to $45,000 and $50,000, respectively.

NOTE 3 - LOANS PAYABLE

On May 22, 2008, in connection with the acquisition of Genesis, the Company assumed loans payable from certain third parties. These loans bear 8% interest per annum and are payable on demand. As of March 31, 2011, loans payable and related accrued interest amounted to $40,000 and $15,571, respectively. As of December 31, 2010, loans payable and related accrued interest amounted to $40,000 and $14,771, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

An officer of the Company advance funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At March 31, 2011 and December 31, 2010, the Company owed this related party $6,010 and $11,510, respectively.

NOTE 5 - NOTE PAYABLE

On May 22, 2008, in connection with the acquisition, the Company assumed a note payable from a third party. These loans bear 8% interest per annum and is payable on demand. As of March 31, 2011, note payable and related accrued interest amounted to $15,647 and $9,045, respectively. As of December 31, 2010, note payable and related accrued interest amounted to $15,647 and $8,732, respectively.

NOTE 6 - CONVERTIBLE DEBT

On May 22, 2008, in connection with the acquisition of Genesis, the Company assumed certain debts from a third party, Corporate Debt Solutions ("Corporate Debt") amounting to $1,049,717. Corporate Debt assumed a total of $1,049,717 of promissory notes issued by two former officers of Genesis and a certain third party. These promissory notes were issued to the Company's subsidiary, Genesis. Immediately following the closing of the acquisition agreement, on May 23, 2008, the Company entered into a settlement agreement with Corporate Debt Solutions

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CONVERTIBLE DEBT (continued)

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

At March 31, 2011 and December 31, 2010, convertible debt amounted to
$931,919.

NOTE 7 - SECURED CONVERTIBLE DEBENTURE

In May 2010, the Company issued a 9% Secured Convertible Debenture for $20,000 to Tangiers Investors, LP in connection with the Securities Purchase agreement. This debenture matured on December 23, 2010. The Company did not receive the cash proceeds from such issuance of this debenture and accordingly, the Company recorded deferred financing cost of $20,000 and will be amortized over the term of the note. Such deferred financing cost of $20,000 was amortized during fiscal 2010. The Company is currently in negotiation with the note holder to pay off this convertible debt.

The Company had the right to prepay any portion of the principal amount at 150% of such amount along with the accrued interest. This debenture including interest shall be convertible into shares of the Company's common stock at the lower of $0.01 per share or a price of 70% of the average of the two lowest volume weighted average price determined on the then current trading market for ten trading days prior to conversion at the option of the holder. On August 5, 2010, the Company entered into an amendment agreement with the debenture holder whereby the debenture shall be convertible at a fixed conversion price $0.005 per share.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SECURED CONVERTIBLE DEBENTURE (continued)

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

At March 31, 2011, convertible debentures consisted of the following:

                                            March 31, 2011
                                            --------------
Secured convertible debenture                  $ 40,000

Less: debt discount                             (12,263)
                                               --------
Secured convertible debenture - net            $ 27,737

At December 31, 2010, convertible debentures consisted of the following:

                                           December 31, 2010
                                           -----------------
Secured convertible debenture                  $ 40,000

Less: debt discount                             (18,832)
                                               --------
Secured convertible debenture - net            $ 21,168

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SECURED CONVERTIBLE DEBENTURE (continued)

During the three months ended March 31, 2011, amortization of debt discount amounted to $6,569 and is included in interest expense. As of March 31, 2011 and December 31, 2010, accrued interest on these debentures amounted to $2,134 and $1,234, respectively.

NOTE 8 - CONVERTIBLE PROMISSORY NOTES

In January 2011, the Company issued a convertible promissory note amounting to $50,000. The note bears interest at 8% per annum and matures on October 5, 2011. The Company paid deferred financing cost of $3,000 in connection with this note payable and is being amortized over the term of the note. The note is convertible at the option of the holder into shares of common stock beginning on the date which is 180 days after the date of this note, at a conversion price equal to 58% of the average of three lowest trading prices during the 10 trading day period of the Company's common stock prior to the date of conversion.

In February 2011, the Company issued a convertible promissory note amounting to $42,500 with the same terms and conditions of the convertible promissory note issued in January 2011. The Company paid deferred financing cost of $2,500 in connection with this note payable and is being amortized over the term of the note.

In accordance with ASC 470-20-25, the convertible note was considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company's common stock. Therefore the portion of proceeds allocated to the convertible debentures of $68,450 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the note. The Company evaluated whether or not the convertible note contains embedded conversion options, which meet the definition of derivatives under ASC 815-15 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations. The Company concluded that the convertible notes issued in January 2011 and March 2011 is not considered a derivative until after 180 days from the date of issuance. As of March 31, 2011, accrued interest amounted to $1,428. As of March 31, 2011, amortization of deferred financing cost on these notes amounted to $1,412.

Convertible promissory note consisted of the following:

                                       March 31, 2011
                                       --------------
Secured convertible promissory note       $ 92,500

Less: debt discount                        (50,907)
                                          --------
Secured convertible promissory note - net $ 41,593





















































                                          ========

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE PROMISSORY NOTES (Continued)

As of March 31, 2011, amortization of debt discount amounted to $17,543 and is included in interest expense.

NOTE 9 - GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company was in the development stage through December 31, 2005 and has an accumulated deficit of $9,119,048, had net losses, negative working capital and negative cash flows from operations for the three months ended March 31, 2011 of $165,183, $945,947 and $86,585 respectively. While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the three months ended March 31, 2011, the Company sold 1,075,000 common shares for net proceeds of $11,500 and subscription receivable of $2,000. For the three months ended March 31, 2011 the Company collected subscription receivable of $3,500 and received net proceeds of $87,000 from the issuance of convertible promissory notes.

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

NOTE 10 - STOCKHOLDERS' DEFICIT

Common Stock

For the three months ended March 31, 2011, the Company received net proceeds of $11,500 and subscription receivable of $2,000 from the sale of 1,075,000 shares of the Company's common stock. In connection with this sale of the Company's common stock, the Company issued 1,000,000 shares of common stock to an affiliated company whereby its president is a director of the Company for net proceeds of approximately $10,000.

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES 10 - STOCKHOLDERS' DEFICIT (Continued)

For the three months ended March 31, 2011, the Company collected subscription receivable of $3,500.

In February 2011, in connection with a consulting agreement, the Company issued in aggregate 2,000,000 shares of common stock for public relations and marketing services until June 2, 2011. The Company valued these common shares at the fair value on the date of grant at $.04 per share or $80,000 and recorded stock-based compensation and prepaid expense of $40,000 and $40,000 respectively as of March 31, 2011.

Stock Options

A summary of the stock options as of March 31, 2011 and changes during the periods is presented below:

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
                                    =========          =======

The following table summarizes the Company's stock option outstanding at March 31, 2011:

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
                                       effective
                                       registration

NOTE 11 - REPORTABLE SEGMENT

ASC Topic 280 requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - REPORTABLE SEGMENT (Continued)

operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the three months ended March 31, 2011 and 2010, the Company operated in two reportable business segments - (1) the Website segment and (2) the Solar powered consumer products segment. The Company's reportable segments are strategic business units that offer different products and services. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services.

Condensed information with respect to these reportable business segments is as follows:

                                          March 31,        December 31,
                                            2011               2010
                                          --------         -----------
Total Assets:
  Website                                 $ 364,167          $ 309,902
  Solar powered products                     61,334             84,334
                                          ---------          ---------
                                            425,501            394,236
                                          ---------          ---------

                                               Three Months Ended
                                                    March 31,
                                             2011               2010
                                             ----               ----
Revenues:
  Website                                 $   2,016          $   7,662
  Solar powered products                      4,035                  -
                                          ---------         ----------
                                              6,051              7,662
                                          ---------         ----------
Depreciation and amortization:
  Website                                         -                168
  Solar powered products                     23,000             26,125
                                          ---------         ----------
                                             23,000             26,293
                                          ---------         ----------
Interest expense:
   Website                                   27,853                  -
   Solar powered products                     1,113              1,113
                                          ---------         ----------
                                             28,966              1,113
                                          ---------         ----------

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - REPORTABLE SEGMENT (Continued)

Net loss:
   Website                                  133,534             82,569
   Solar powered products                    31,649             20,490
                                          ---------         ----------
                                          $ 165,183         $  103,059
                                          =========         ==========

NOTE 12 - COMMITMENTS

Operating Leases

In March 2011, the Company tried to execute and sign a 2 year lease agreement which shall expire in March 2013. Instead, the Company opted to continue in a month to month lease agreement.

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

License Agreement

During November 2009, the Company licensed the use of certain patents from a third party. This license agreement will aid the Company as it furthers its business plan. In November 2009, the Company entered into a license agreement with Johns Hopkins University Applied Physics Lab ("JHU/APL") whereby the Company will have a limited exclusive license to JHU/APL's Integrated Power Source patents. The patents are for the solar powered cell phone and iPod chargers. During fiscal 2009 and

               GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS (Continued)

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

The Company has capitalized the patent license for a total of $196,500 and is amortizing them over the term of this license agreement. The Company has recognized $23,000 and $26,125 of amortization expense during the three months ended March 31, 2011 and 2010, respectively. Accrued payable related to this license agreement as of March 31, 2011 and December 31, 2010 amounted to $45,000 and $50,000 respectively. The Company paid $5,000 in March 2011 and $10,000 between April 2011 and May 2011 in connection with this agreement.

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


NOTE 13 - SUBSEQUENT EVENTS

Between April 2011 and May 2011, the Company received net proceeds of approximately $31,000 from the sale of 4,094,000 shares of the Company's common stock. In connection with this sale of the Company's common stock, the Company issued 2,000,000 shares of common stock to an affiliated company whereby its president is a director of the Company for net proceeds of approximately $10,000.

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

Plan of Operations
------------------
We have only received minimal revenues. We do not have sufficient cash on hand to meet funding requirements for the next twelve months. Although we eventually intend to primarily fund general operations and our marketing program with revenues received from the sale of the Pricester Custom Designed Websites, hosting and transaction fees, our revenues are not increasing at a rate sufficient to cover our monthly expenses in the near future. We will have to seek alternative funding through debt or equity financing in the next twelve months that could result in increased dilution to the shareholders. In May 2010, we entered into a Securities Purchase Agreement with Tangiers Investors, LP ("Investor"). We agreed to issue and sell to the investor pursuant to the terms of this agreement for an aggregate purchase price of up to $5,000,000. The purchase price shall be set at 85% of the lowest volume weighted average price of our common stock during the pricing period as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board. We shall prepare and file a Registration Statement with the Securities and Exchange Commission and shall cause such Registration statement to be declared effective prior to the first sale to the investor of our common stock.

Going Concern
-------------
As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of approximately $9.1 million, a working capital deficit of $945,947, had net losses and cash used in operations for the three months ended March 31, 2011 of $165,183 and $86,585, respectively. While we are attempting to increase sales, it has not been significant enough to support the registrant's daily operations. We will attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition. Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

Critical Accounting Policies
----------------------------
Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for the registrant include the useful life of property and equipment and web development costs.

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

Results of Operations
---------------------
Three months ended March 31, 2011 compared to three months ended March
31, 2010

Net sales for the three months ended March 31, 2011 were $6,051 as compared to net sales of $7,662 for the three months ended March 31, 2010, a decrease of $1,611 or approximately 21%. We are continuing to create customer awareness for our products. The decrease in revenues is primarily attributable to the non renewal of subscribers who had completed their annual hosting commitment during fiscal 2010. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.
                                           Three Months Ended
                                    March 31, 2011     March 31, 2010
                                   -----------------  -----------------
                                      $    % of Total    $   % of Total
                                   ------- ---------  ------ ----------
Website                             2,016      33%     7,662     100%
Solar powered products              4,035      66%         -       -
                                   ------    -----     ------    ----
Total                               6,051     100%     7,662     100%
                                   ======    =====     ======    ====

Total operating expenses for the three months ended March 31, 2011 were $142,268, an increase of $32,660, or approximately 30%, from total operating expenses for the three months ended March 31, 2010 of $109,608.

This increase is primarily attributable to:

   - an increase of $1,237, or approximately 32%, in cost of sales. Cost of sales for website services includes domain hosting fees and internet cost. Cost of sales for the solar powered products includes product and delivery cost relating to the delivery of such solar powered products. This increase is primarily related to the increase in sales of our solar powered products during the three months ended March 31, 2011. The following table provides information on the cost of sales as a percentage of net sales for the three months ended March 31, 2011 and 2010:
                                                 Three Months Ended
                                                            March 31,
                                                    -----------
                                                  2011       2010
                                                  ----       ----
Cost of Sales as a Percentage of Net Sales
Website                                            25%        50%
Solar powered products                             59%         -
                                                  ----       ----
Total                                              84%        50%

   - an increase of $10,041, or approximately 91%, in professional fees incurred in connection with our SEC filings. This increase is primarily related to increase in audit fees in connection with our SEC filings,

   - an increase of $29,970, or approximately 183%, in consulting fees. The increase is primarily attributable to the issuance of 2,000,000 shares in connection with a four month consulting agreement in February 2011 which resulted to stock based consulting expense of $40,000 during the three months ended March 31, 2011 as compared to stock-based consulting expense of $10,000 during the same period in 2010.

   - a decrease of $12,081, or 59%, in compensation expense to $8,559 for the three months ended March 31, 2011 as compared to $20,640 for the three months ended March 31, 2010. Compensation expense which includes salaries and stock based compensations to our employees. The decrease is primarily attributable to decrease in compensation levels of certain of our employees and the decrease of our full time employees,

   - an increase of $3,493, or approximately 6%, in other selling, general and administrative expenses as a result of increase in office expense attributable to our subsidiary Genesis Electronics Inc.

We reported a loss from operations of $136,217 for three months ended March 31, 2011 as compared to a loss from operations of $101,946 for the three months ended March 31, 2010.

Total other expense for the three months ended March 31, 2011 were $28,966, an increase of $27,853, from total other expense for three months ended March 31, 2010 of $1,113.

   - Interest expense consists primarily of interest recognized in connection with the amortization of debt discount, and interest on our promissory notes. The increase in interest expense is primarily attributable to the issuance of convertible debts during fiscal 2010 and the issuance of convertible promissory notes during the three months ended March 31, 2011. We have recognized amortization of debt discount and deferred financing cost of $25,524 during the three months ended March 31, 2011.

We reported a net loss of $165,183 or (0.00) per share for the three months ended March 31, 2011 as compared to a net loss of $103,059 or $(0.00) per share for the three months ended March 31, 2010.

Liquidity and Capital Resources
-------------------------------
During the three months ended March 31, 2011, we received net proceeds of $11,500 and subscription receivable of $2,000 from the sale of our common stock. For the three months ended March 31, 2011, we collected subscription receivable of $3,500 and received net proceeds of $87,000 from the issuance of convertible promissory notes. These funds were used for working capital purposes.

Net cash used in operating activities for the three months ended March 31, 2011 amounted to $86,585 and was primarily attributable to our net losses of $165,183 offset by stock based expense of $40,000, amortization of debt discount of $24,112, amortization of deferred financing cost of $1,412 and add back of changes in assets and liabilities of $9,664. Net cash used in operating activities for the three months ended March 31, 2010 amounted to $79,744 and was primarily attributable to our net losses of $103,059 offset by depreciation of $168, amortization of license agreement of $26,125, stock based expense of $10,000, and add back of changes in assets and liabilities of $12,978.

Net cash flows provided by financing activities was $96,500 for the three months ended March 31, 2011 as compared to net cash provided by financing activities of $95,897 for the three months ended March 31, 2010, an increase of $603. For the three months ended March 31, 2011, we received proceeds from the sale of common stock and collection of subscription receivable of $15,000, collected net proceeds of $87,000 from the issuance of convertible notes and an offset by payments on related party advances of $5,500. For the three months ended March 31, 2010, we received proceeds from the sale of common stock and collection of subscription receivable of $109,197 and an offset by payments on related party advances of $13,300.

We reported a net increase in cash for the three months ended March 31, 2011 of $9,915 as compared to a net increase in cash of $16,153 for the three months ended March 31, 2010. At March 31, 2011, we had cash on hand of $15,400.

Contractual Obligations and Off-Balance Sheet Arrangements
-----------------------------------------------------------
Contractual Obligations

The following tables summarize our contractual obligations as of March 31, 2011.

                                              Payments Due by Period
                             --------------------------------------------------------
                                       Less than                   3-5      5 Years
                             Total       1 Year     1-3 Years     Years        +
                             -----     ---------    ---------     -----     -------
Contractual Obligations:
Notes payable             $   15,647   $  15,647     $      -     $      -   $      -
Loans payable                 40,000      40,000            -            -          -
Secured convertible
  debenture                   40,000      40,000            -            -          -

Convertible promissory
  Notes                       92,500      92,500            -            -          -
Convertible debt             931,919     931,919            -            -          -
Loans payable - related
  party                        6,010       6,010            -            -          -
Accrued interest              28,178      28,178            -            -          -
License fee                   45,000      45,000
                          ----------    --------     --------     --------   --------
Total Contractual
  Obligations:            $1,199,254  $1,199,254     $      -     $      -   $      -

License Agreement

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

Secured Convertible Debenture
-----------------------------
In May 2010, we issued a 9% Secured Convertible Debenture for $20,000 to Tangiers Investors, LP. This debenture matures on December 23, 2010. We had the right to prepay any portion of the principal amount at 150% of such amount along with the accrued interest. This debenture including interest shall be convertible into shares of our common stock at the lower of $0.01 per share or a price of 70% of the average of the two lowest volume weighted average price determined on the then current trading market for ten trading days prior to conversion at the option of the holder. On August 5, 2010, we entered into an amendment agreement with the debenture holder whereby the debenture shall be convertible at a fixed conversion price $0.005 per share.

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

Recently Issued Accounting Pronouncements
-----------------------------------------
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Improving Disclosures about Fair Value Measurements" an amendment to ASC Topic 820, "Fair Value Measurements and Disclosures." This amendment requires an entity to:
   (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and
   (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.

ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the results of operations and financial condition.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 amends the guidance issued in ASC 855, Subsequent Events, by not requiring SEC filers to disclose the date through which an entity has evaluated subsequent events. ASU 2010-09 was effective upon issuance. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310) "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses". ASU 2010-20 requires additional disclosures about the credit quality of a company's loans and the allowance for loan losses held against those loans. Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. The new guidance is effective for interim-and annual periods beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, including Edward C. Dillon, our chief executive officer, and Nelson Stark, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Mr. Dillon and Mr. Stark, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2011.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(F) and 15d-15(F) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 on an annual basis. As previously reported on our Form 10-K for the year ended December 31, 2010, management identified significant deficiencies related to:
   (i)  our internal audit functions and
   (ii) a lack of segregation of duties within accounting functions.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable to smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          For the three months ended March 31, 2011, we received net proceeds of $1,500 and subscription receivable of $2,000 from the sale of 75,000 restricted common shares to non-affiliates.

          For the three months ended March 31, 2011, we received net proceeds of $10,000 from the sale of 1,000,000 restricted common shares to Grandview Partners Capital LLC, an affiliated company. Raymond Purdon, a director of the registrant, is the president of Grandview Partners Capital LLC.

          Between April 2011 and May 2011, we received net proceeds of approximately $21,000 from the sale of 2,094,000 restricted common shares to non-affiliates.

In April 2011, we received net proceeds of approximately
$10,000 from the sale of 2,000,000 restricted common shares to Grandview Partners Capital LLC, an affiliated company.
Raymond Purdon, a director of the registrant, is the president of Grandview Partners Capital LLC.

These shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

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

Dated:  May 20, 2011

GENESIS ELECTRONICS GROUP, INC.

By: /s/ Edward C. Dillon
---------------------------
Edward C. Dillon
Chief Executive Officer

By: /s/ Nelson Stark
---------------------------
Nelson Stark
Chief Financial Officer