Form 10-Q
period 2011-06-30
Genesis Electronics Group, Inc.
filed 2011-08-22
CIK 1302913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-118993

GENESIS ELECTRONICS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	41-2137356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 Hollywood Blvd., Suite 303	Hollywood, Florida 33021
(Address of principal executive offices)	(Zip Code)

(954) 272-1200
(Registrant’s telephone number, including area code)

Not applicable.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 19, 2011, there were 176,000,906 shares of the issuer’s common stock issued and outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	(Removed and Reserved)	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash	$13,987	$5,485
Inventory, net	1,405	1,257
Prepaid and other current assets	7,247	3,160
Deferred offering costs	300,000	300,000
Total current assets	322,639	309,902
License agreement, net	32,750	84,334
Total assets	$355,389	$394,236

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and other accrued expenses	$214,084	$206,872
Accrued payable license agreement	30,000	50,000
Secured convertible debentures, net of debt discount	34,380	21,168
Convertible promissory notes, net of debt discount	78,503	-
Convertible debt	931,919	931,919
Note payable	15,647	15,647
Loans payable	40,000	40,000
Due to related party	3,810	11,510
Total liabilities	1,348,343	1,277,116
Stockholders' deficit
Common stock, $0.001 par value, 300,000,000 authorized, 176,000,906 and 168,831,906 issued and outstanding, respectively	176,001	168,832
Additional paid-in-capital	8,124,658	7,907,153
Accumlated deficit	(9,292,113)	(8,953,865)
Subscription receivable	(1,500)	(5,000)
Total stockholders' deficit	(992,954)	(882,880)
Total liabilities and stockholders' deficit	$355,389	$394,236

See accompanying notes to these consolidated financial statements.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$5,288	$8,355	$11,339	$16,017
Cost of sales	9,671	3,876	16,017	7,730
Gross margin	(4,383)	4,479	(4,678)	8,287
Operating expenses
Advertising	-	1,060	1,495	2,970
Selling, marketing	40,000	-	80,000	-
Professional fees	16,750	18,631	37,824	29,664
Consulting fees	-	2,020	6,350	18,400
General and administrative	43,946	66,274	87,949	125,000
Depreciation	-	168	-	336
Amortization of license agreement	28,584	-	51,584	-
Amortization of debt discount	35,277	3,081	60,802	4,493
Total operating expenses	164,557	91,234	326,004	180,863
Loss from operations	(168,940)	(86,755)	(330,682)	(172,576)
Other expense
Interest expense	4,125	5,858	7,566	6,971
Total other expense	4,125	5,858	7,566	6,971
Loss before provision for income taxes	(173,065)	(92,613)	(338,248)	(179,547)
Provision for income taxes	-	-	-	-
Net loss	$(173,065)	$(92,613)	$(338,248)	$(179,547)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted-average shares outstanding	173,415,714	158,084,352	171,625,714	155,583,217

See accompanying notes to these consolidated financial statements.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities
Net loss	$(338,248)	$(179,547)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	336
Amortization of license agreement	51,584	-
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	1,413	-
Amortization of debt discount	59,389	4,493
Common stock issued for services	-	10,000
Changes in assets and liabilities (net of dispositions and acquisitions)
Inventory	(148)	-
Prepaid and other current assets	(5,500)	-
Accounts payable and accrued expenses	7,212	(15,895)
Accrued payable license agreement	(20,000)	-
Debt discount from convertible promissory notes	(90,174)
Subscription receivable	3,500
Deferred revenues	-	(68)
Net cash (used in ) operating activities	(330,972)	(180,681)
Cash flows from financing activities
Proceeds from sale of common stock	7,169	187,597
Net proceeds from convertible promissory notes	122,500	(23,800)
Increase in additional paid-in-capital from issuance of common stock and convertible debt discount	217,505
Payments to related party advance	(7,700)	-
Net cash provided by financing activities	339,474	163,797
Net increase (decrease) in cash	8,502	(16,884)
Cash at beginning of period	5,485	66,069
Cash at end of period	$13,987	$49,185

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Secured convertible debenture issued in connection with securities purchase agreement	$-	$20,000

See accompanying notes to these consolidated financial statements.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Organization

Genesis Electronics Group, Inc. was incorporated on April19, 2001 in the State of Florida.

Nature of Business

Genesis Electronics Group, Inc. (the “Company”) and it’s wholly owned subsidiary Genesis Electronics, Inc. (“Genesis”), operate in two reportable business segments (1) Website segment, and (2) Solar powered consumer products.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $338,248 for the six months ended June 30, 2011, as compared to a net loss of $179,547 for the six months ended June 30, 2010. Additionally, the Company experienced a net loss of $828,000 for the year ended December 31, 2010 and had experienced net losses in each of the prior nine years. These matters, among others, raise substantial doubt about the Company’s liquidity and ability to fund future operations.

At June 30, 2011, the Company had cash of only $13,987 and significant current liabilities.

Accordingly, the Company has limited liquidity and access to capital.  The Company has insufficient liquidity to fund its operations for the next twelve months or less. In addition, any of the following factors could result in insufficient capital to fund the Company’s operations for a period significantly shorter than twelve months:

●	if the Company’s capital requirements or cash flow vary materially from its current projections;
●	if the Company is unable to timely collect its accounts receivable;
●	if the Company is unable to timely bring new successful products to market; or
●	if other unforeseen circumstances occur.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s independent registered public accounting firm has issued a report expressing substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plans for correcting these deficiencies include ongoing efforts to bring new products to market and explore other products with its customers, seeking new equity capital and timely collection of accounts receivable.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 12, 2011. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of June 30, 2011, and its results of operations for the periods presented. These unaudited consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

The report of the Company’s independent registered public accounting firm dated April 12, 2011 contained in the Company’s financial statements as of and for the year ended December 31, 2010 includes a paragraph that explains that the Company has incurred significant recurring losses, has serious liquidity concerns and may require additional financing in the foreseeable future. The report concludes that these matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for the Company to raise additional financing necessary to grow or operate its business. The Company urges potential investors to review this report before making a decision to invest in Genesis Electronics Group, Inc.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.

Certain amounts from prior periods have been reclassified to conform with current period presentation and all significant inter-company balances have been eliminated.

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company’s financial assets that are measured on a recurring basis at fair value as of June 30, 2011 and December 31, 2010 consisted only of cash in the amount of $13,987 and $5,485, respectively.

Level 1. The Company utilizes the market approach to determine the fair value of its assets and liabilities under Level 1 of the fair value hierarchy. The market approach pertains to transactions in active markets involving identical or comparable assets or liabilities.

Level 2. The fair values determined through Level 2 of the fair value hierarchy are derived principally from or corroborated by observable market data. Inputs include quoted prices for similar assets, liabilities (risk adjusted), and market-corroborated inputs, such as market comparables, interest rates, yield curves, and other items that allow value to be determined.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3. The fair values determined through Level 3 of the fair value hierarchy are derived principally from unobservable inputs to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset (or similar assets) at the measurement date. As of June 30, 2011, no fair value measurements for assets or liabilities under Level 3 were recognized in the Company’s consolidated financial statements.

There were no changes in the Company’s valuation techniques during the six months ended June 30, 2011.

The Company is not exposed to changes in interest rates which could result in cash flow risks.

NOTE 4 – LICENSE AGREEMENT

During November 2009, the Company licensed the use of certain patents from a third party. This license agreement will aid the Company as it furthers its business plan. The patents are for the conversion of solar energy in to batteries for use with cells phone and iPod chargers. As of June 30, 2011 and December 31, 2010 the license agreement consisted of the following:

	June 30, 2011	December 31, 2010

	Balance	Balance

License agreement	$196,500	$196,500
Less: Accumulated amortization	(163,750)	(112,166)
Total	$32,750	$84,334

For the three months and six months ended June 30, 2011, amortization expense amounted to $28,584 and $51,584, respectively. Accrued payable related to this license agreement as of June 30, 2011 and December 31, 2010 amounted to $30,000 and $50,000, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Accounts payable	$153,174	$172,269
Accrued compensation and related benefits	7,033	9,371
Accrued interest	32,303	24,737
Other accrued expenses	21,574	495
	$214,084	$206,872

NOTE 6 – LOANS PAYABLE

On May 22, 2008, in connection with the acquisition of Genesis, the Company assumed loans payable from certain third parties. These loans bear 8% interest per annum and are payable on demand. As of June 30, 2011, loans payable and related accrued interest amounted to $40,000 and $15,571, respectively. As of December 31, 2010, loans payable and related accrued interest amounted to $40,000 and $14,771, respectively.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

An officer of the Company advanced funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At June 30, 2011 and December 31, 2010, the Company owed this related party $3,810 and $11,510, respectively.

NOTE 8 – NOTE PAYABLE

On May 22, 2008, in connection with the acquisition of Genesis, the Company assumed a note payable from a third party. These loans bear 8% interest per annum and is payable on demand. As of June 30, 2011, note payable and related accrued interest amounted to $15,647 and $6,574, respectively. As of December 31, 2010, note payable and related accrued interest amounted to $15,647 and $8,732, respectively.

NOTE 9 – CONVERTIBLE DEBT

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

At June 30, 2011 and December 31, 2010, convertible debt amounted to $931,919.

NOTE 10 – SECURED CONVERTIBLE DEBENTURE

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

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 2011, and December 31, 2010, convertible debentures consisted of the following:

	June 30, 2011	December 31, 2010
Secured convertible debentures	$40,000	$40,000
Less: Debt discount	(5,620)	(18,832)
	$34,380	$21,168

During the three and six months ended June 30, 2011, amortization of debt discount amounted to $6,569 and $13.212, respectively. As of June 30, 2011 and December 31, 2010, accrued interest on these debentures amounted to $3.130 and $1,234, respectively.

NOTE 11 – CONVERTIBLE PROMISSORY NOTES

In January 2011, the Company issued a convertible promissory note amounting to $50,000. The note bears interest at 8% per annum and matures on October 5, 2011. The Company paid deferred financing cost of $3,000 in connection with this note payable and is being amortized over the term of the note. The note is convertible at the option of the holder into shares of common stock beginning on the date which is 180 days after the date of this note, at a conversion price equal to 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2011, the Company issued a convertible promissory note amounting to $42,500 with the same terms and conditions of the convertible promissory note issued in January 2011. The Company paid deferred financing cost of $2,500 in connection with this note payable and is being amortized over the term of the note.

In June 2011, the Company issued a convertible promissory note amounting to $30,000 with the same terms and conditions of the convertible promissory note issued in January 2011. The Company paid deferred financing cost of $2,500 in connection with this note payable and is being amortized over the term of the note.

In accordance with ASC 470-20-25, the convertible note was considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. Therefore the portion of proceeds allocated to the convertible debentures of $68,450 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the note. The Company evaluated whether or not the convertible note contains embedded conversion options, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  The Company concluded that the convertible notes issued in January 2011 and March 2011 is not considered a derivative until after 180 days from the date of issuance. As of June 30, 2011, accrued interest amounted to $3,444. As of June 30, 2011, amortization of deferred financing cost on these notes amounted to $46,177.

Convertible promissory notes as of June 30, 2011 consisted of the following:

June 30, 2011
Secured convertible promissory note	$122,500
Less: Debt discount	(43,997)
$78,503

For the three and six months at June 30, 2011, amortization of debt discount amounted to $26,454 and $17,543, respectively,

NOTE 12 – GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has an accumulated deficit of $9,292,113, had net losses, negative working capital and negative cash flows from operations for the six months ended June 30, 2011 of $338,248, $1,025,704 and $330,972 respectively.  While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the six months ended June 30, 2011, the Company sold 7,169,000 common shares for net proceeds of $134,500 and subscription receivable of $22,500 and received net proceeds of $27,500 from the issuance of convertible promissory notes.

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

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 13 – STOCKHOLDERS' DEFICIT

Common Stock

For the three and six months ended June 30, 2011, the Company received net proceeds of $12,000 and $15,500 from subscription receivables, respectively, from the sale of 2,400,000 and 700,000 shares of the Company's common stock. In connection with these sales of the Company’s common stock, the Company issued 1,000,000 shares of common stock to an affiliated company whereby its president is a director of the Company for net proceeds of approximately $10,000.

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

NOTE 14 – STOCK-BASED COMPENSATION

Common Stock Issued in Connection with the Exercise of Options

During the six months ended June 30, 2011 and 2010, the Company did not issue any shares of common stock in connection with the exercise of any employee stock options.

Stock Option Plans

The following table is a summary of the stock options as of June 30, 2011:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Options Outstanding	Weighted- Average Exercise Price of Options Exercisable
$0.40	2,025,000	2,025,000	1 year after effective registration	$0.40	$0.40

NOTE 15 – REPORTABLE SEGMENT

ASC Topic 280 requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the three and six months ended June 30, 2011 and 2010, the Company operated in two reportable business segments - (1) the Website segment and (2) the Solar powered consumer products segment. The Company's reportable segments are strategic business units that offer different products and services. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed information with respect to these reportable business segments is as follows:

	June 30, 2011	December 31, 2010

Assets
Website	$294,045	$309,902
Solar powered products	61,344	84,334
Total	$355,389	$394,236

	Six Months Ended June 30,
	2011	2010

Revenues
Website	$6,912	$16,017
Solar powered products	4,427	-
	$11,339	$16,017

Depreciation and amortization
Website	$-	$168
Solar powered products	110,973	26,125
	$110,973	$26,293

NOTE 16 – COMMITMENTS

Operating Leases

The Company occupies its facility on a month to month lease agreement.

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

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

License Agreement

During November 2009, the Company licensed the use of certain patents from a third party.  This license agreement will aid the Company as it furthers its business plan. In November 2009, the Company entered into a license agreement with Johns Hopkins University Applied Physics Lab ("JHU/APL") whereby the Company will have a limited exclusive license to JHU/APL's Integrated Power Source patents. The patents are for the conversion of solar energy in to batteries for use with cells phone and iPod chargers, During fiscal 2009 and 2010, the Company paid $40,000 and issued 2 million shares of the Company's common stock. The Company valued these common shares at the fair market value on the date of grant at $.022 per share or $44,000. In November 2010, the Company entered into an amendment agreement in connection with this license agreement. Pursuant to the amended license agreement, the Company additionally paid $25,000 and issued 500,000 shares of the Company's common stock in November 2010. The Company valued these common shares at the fair market value on the date of grant at $.075 per share or $37,500.

Future license payments under the amended license agreement are as follows:

Due August 24, 2011       $30,000

The Company has capitalized the patent license for a total of $196,500 and is amortizing them over the term of this license agreement.  The Company has recognized $28,584 and $51,584 of amortization expense during the three and six months ended June 30, 201, respectively. Accrued payable related to this license agreement as of June 30, 2011 and December 31, 2010 amounted to $30,000 and $50,000 respectively.

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

Service Agreements

The Company periodically enters into various agreements for the provision of services from third parties including, but not limited to, public relations, financial consulting, sales consulting and manufacturing consulting. The agreements generally are ongoing until such time as they are terminated. Compensation for services is paid either on a fixed monthly rate or based on a percentage, as specified. These expenses are included in operating expenses in the accompanying consolidated statements of operations.

NOTE 17 – SUBSEQUENT EVENTS

On July 20, 2011 the Company sold all of the assets to the Website segment to Box Cellular Corp. for total consideration of $10,000, that included the receipt of a $10,000 note receivable due one year from the date of the agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended June 30, 2011 and the related notes and the other financial information included elsewhere in this report.  This discussion contains forward-looking statements regarding the data storage and consumer electronics industries and our expectations regarding our future performance, liquidity and financial resources.  Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this report.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of approximately $9.3 million, a working capital deficit of $1,025,704, had net losses and cash used in operations for the six months ended June 30, 2011 of $338,248 and $330,972, respectively.  While we are attempting to increase sales, it has not been significant enough to support the registrant's daily operations.  We will attempt to raise additional funds by way of a public or private offering.  While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect.  Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition.  Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC Topic 718: Compensation - Stock Compensation. Under ASC 718, companies are required to measure the compensation costs of share- based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services.  Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718.  Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company's common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate.  Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change and the results for each period as a percentage of net sales.  The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●
The columns entitled “Dollar Variance” and “Percentage Variance” show the change in results, both in dollars and percentages.  These two columns show favorable changes as positive and unfavorable changes as negative.  For example, when our net sales increase from one period to the next, that change is shown as a positive number in both columns.  Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net sales.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010 (Unaudited)

	Three Months Ended June 30,		Dollar Variance Favorable	Percentage Variance Favorable	Results as a Percentage of Net Sales
	2011	2010	(Unfavorable)	(Unfavorable)	2011	2010

Net sales	$5,288	$8,355	$(3,067)	-36.7%	100.0%	100.0%
Cost of sales	9,671	3,876	(5,795)	-149.5%	182.9%	46.4%
Gross margin	(4,383)	4,479	(8,862)	-197.9%	-82.9%	53.6%
Operating expenses
Advertising	-	1,060	1,060	0.0%	0.0%	12.7%
Selling, marketing	40,000	-	(40,000)	-100.0%	756.4%	0.0%
Professional fees	16,750	18,631	1,881	10.1%	316.8%	223.0%
Consulting fees	-	2,020	2,020	100.0%	0.0%	24.2%
General and administrative	43,946	66,274	22,328	33.7%	831.1%	793.2%
Depreciation	-	168	168	0.0%	0.0%	2.0%
Amortization of license agreement	28,584	-	(28,584)	-100.0%	540.5%	0.0%
Amortization of debt discount	35,277	3,081	(32,196)	-1045.0%	667.1%	36.9%
Loss from operations	(168,940)	(86,755)	(82,185)	-94.7%	-3194.8%	-1038.4%
Other expense	4,125	5,858	1,733	29.6%	78.0%	70.1%
Loss before provision for income taxes	(173,065)	(92,613)	(80,452)	86.9%	-3272.8%	-1108.5%
Provision for income taxes	-	-	-	0.0%	0.0%	0.0%
Net loss	$(173,065)	$(92,613)	$(80,452)	86.9%	-3272.8%	-1108.5%

Net sales for the three months ended June 30, 2011 were $5,288 as compared to net sales of $8,355 for the three months ended June 30, 2010, a decrease of $3,067 or approximately 37%.  We are continuing to create customer awareness for our products.  The decrease in revenues is primarily attributable to the non renewal of subscribers who had completed their annual hosting commitment during fiscal 2010.  There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Gross margin for the three months ended June 30, 2011 decreased by 198% compared to the three months ended June 30, 2010. Gross margin percentages decreased from 46% for the three months ended June 30, 2010 compared to negative gross margins for the three months ended June 30, 2011. The decline in our gross margin and gross margin percentage are a result of costs relating to the delivery of our solar powered products.

Total operating expenses for the three months ended June 30, 2011 were $164,557, an increase of $73,324, or approximately 45%, from total operating expenses for the three months ended June 30, 2010 of $91,233.

The increased operating expenses are primarily attributable to increases of $40,000 in selling and marketing expenses for a third party consultant to assist the Company is generating sales for its solar powered products, $32,196 of amortization of debt discount, $28,584 of amortization of the license agreement, all of which were partially offset by decreases of $22,328 in general and administrative expenses, $2,020 in consulting fees, $1,881 in professional fees and 1,060 in advertising expenses.

We reported a net loss of $173,065 or $0.00 per share for the three months ended June 30, 2011 as compared to a net loss of $92,613 or $0.00 per share for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 (Unaudited)

	Six Months Ended June 30,		Dollar Variance Favorable	Percentage Variance Favorable	Results as a Percentage of Net Sales
	2011	2010	(Unfavorable)	(Unfavorable)	2011	2010

Net sales	$11,339	$16,017	$(4,678)	-29.2%	100.0%	100.0%
Cost of sales	16,017	7,730	(8,287)	-107.2%	141.3%	48.3%
Gross margin	(4,678)	8,287	(12,965)	-156.4%	-41.3%	51.7%
Operating expenses
Advertising	1,495	2,970	1,475	0.0%	13.2%	18.5%
Selling, marketing	80,000	-	(80,000)	-100.0%	705.5%	0.0%
Professional fees	37,824	29,664	(8,160)	-27.5%	333.6%	185.2%
Consulting fees	6,350	18,400	12,050	65.5%	56.0%	114.9%
General and administrative	87,949	125,000	37,051	29.6%	775.6%	780.4%
Depreciation	-	336	336	0.0%	0.0%	2.1%
Amortization of license agreement	51,584	-	(51,584)	-100.0%	454.9%	0.0%
Amortization of debt discount	60,802	4,493	(56,309)	-1253.3%	536.2%	28.1%
Loss from operations	(330,682)	(172,576)	(158,106)	-91.6%	-2916.3%	-1077.5%
Other expense	7,566	6,971	(595)	-8.5%	66.7%	43.5%
Loss before provision for income taxes	(338,248)	(179,547)	(158,701)	88.4%	-2983.0%	-1121.0%
Provision for income taxes	-	-	-	0.0%	0.0%	0.0%
Net loss	$(338,248)	$(179,547)	$(158,701)	88.4%	-2983.0%	-1121.0%

Net sales for the six months ended June 30, 2011 were $11,339 as compared to net sales of $16,017 for the six months ended June 30, 2010, a decrease of $4,678 or approximately 29%. We are continuing to create customer awareness for our products.  The decrease in revenues is primarily attributable to the non renewal of subscribers who had completed their annual hosting commitment during fiscal 2010.  There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Gross margin for the six months ended June 30, 2011 decreased by 156% compared to the six months ended June 30, 2010. Gross margin percentages decreased from 52% for the six months ended June 30, 2010 compared to negative gross margins for the six months ended June 30, 2011. The decline in our gross margin and gross margin percentage are a result of costs relating to the delivery of our solar powered products.

Total operating expenses for the six months ended June 30, 2011 were $326,004, an increase of $137,411, or approximately 73%, from total operating expenses for the six months ended June 30, 2010 of $188,593.

The increased operating expenses are primarily attributable to increases of $80,000 in selling and marketing expenses for a third party consultant to assist the Company is generating sales for its solar powered products, $56,309 of amortization of debt discount, $51,584 of amortization of the license agreement and $8,160 in professional fees, all of which were partially offset by decreases of $37,051 in general and administrative expenses and $12,050 in consulting fees, and $1,475 in advertising expenses and $336 in depreciation expense.

We reported a net loss of $338,248 or $0.00 per share for the six months ended June 30, 2011 as compared to a net loss of $179,547 or $0.00 per share for the six months ended June 30, 2010.

Liquidity and Capital Resources

During the six months ended June 30, 2011, we received net proceeds of $32,500 and subscription receivable of $15,500 from the sale of our common stock.  For the three months ended June 30, 2011, we collected subscription receivable of $12,000 and received net proceeds of $27,500,000 from the issuance of convertible promissory notes. These funds were used for working capital purposes.

Net cash used in operating activities for the six months ended June 30, 2011 amounted to $330,972 and was primarily attributable to our net losses of $338,248 offset by amortization of debt discount of $59,389, amortization of deferred financing cost of $1,413 and amortization of license agreement of $51,584 and add back of reductions in assets and liabilities of $68,534.  Net cash used in operating activities for the six months ended June 30, 2010 amounted to $181,794 and was primarily attributable to our net losses of $179,547 offset by depreciation of $336, stock based expense of $10,000, amortization of debt discount of $4,493 and offset by changes in assets and liabilities of $15,963.

Net cash flows provided by financing activities was $339,474 for the six months ended June 30, 2011 as compared to net cash provided by financing activities of $163,797 for the six months ended June 30, 2010, an increase of $175,677. For the six months ended June 30, 2011, we received proceeds from the sale of common stock and collection of subscription receivable of $485,000, collected net proceeds of $117,500 from the issuance of convertible notes and an offset by payments on related party advances of $7,700. For the six months ended June 30, 2010, we received proceeds from the sale of common stock and collection of subscription receivable of $187,597 and an offset by payments on related party advances of $23,800.

We reported a net increase in cash for the six months ended June 30, 2011 of $8,502 as compared to a net decrease in cash of $16,884 for the six months ended June 30, 2010.  At June 30, 2011, we had cash on hand of $13,987.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of June 30, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	5+ Years
Contractual Obligations
Notes payable	$40,000	$40,000	$-	$-	$-
Loans payable	15,647	15,647	-	-	-
Secured convertible debt	40,000	40,000	-	-	-
Convertible promissory notes	122,500	122,500	-	-	-
Accrued interest	6,574	6,574	-	-	-
License fee	30,000	30,000	-	-	-
Total contractual obligations	$254,721	$254,721	$-	$-	$-

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

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to  (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and  (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.

ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the results of operations and financial condition.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements.  ASU 2010-09 amends the guidance issued in ASC 855, Subsequent Events, by not requiring SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASU 2010-09 was effective upon issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  The new guidance is effective for interim- and annual periods beginning after December 15, 2010.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including M. Thomas Makmann, our chief executive officer, and Thomas L. Gruber, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Mr. Makmann and Mr. Gruber, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2011.

Management’s Report on Internal Control over Financial Reporting

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

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

None

ITEM 1A.  RISK FACTORS.

Not applicable to smaller reporting companies

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the six months ended June 30, 2011, we received net proceeds of $1,500 and subscription receivable of $2,000 from the sale of 75,000 restricted common shares to non-affiliates.

For the six months ended June 30, 2011, we received net proceeds of $10,000 from the sale of and 1,000,000 restricted common shares to Grandview Partners Capital LLC, an affiliated company.  Raymond Purdon, a director of the registrant, is the president of Grandview Partners Capital LLC.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  (REMOVED AND RESERVED)

Not Applicable

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

Exhibit Number	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (*)

32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document(**)
101.SCH	XBRL Schema Document(**)
101.CAL	XBRL Calculation Linkbase Document(**)
101.DEF	XBRL Definition Linkbase Document(**)
101.LAB	XBRL Label Linkbase Document(**)
101.PRE	XBRL Presentation Linkbase Document(**)
___________________
(*)         Filed herewith.
(**)       To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis Electronics Group, Inc.

Dated: August 22, 2011	By:	/s/ THOMAS L. GRUBER
Thomas L. Gruber
Chief Financial Officer
(principal financial and accounting officer)