Form 10-Q
period 2011-09-30
Genesis Electronics Group, Inc.
filed 2011-11-21
CIK 1302913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐ No ☒

As of November 18, 2011, there were 201,146,387 shares of the issuer’s common stock issued and outstanding.

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

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30 , 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash	$18,405	$5,485
Inventory, net	1,405	1,257
Note receivable	10,000
Prepaid and other current assets	6,778	3,160
Deferred offering costs	300,000	300,000
Total current assets	336,588	309,902
License agreement, net	8,188	84,334
Total assets	$344,776	$394,236

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and other accrued expenses	$245,362	$206,872
Accrued payable license agreement	30,000	50,000
Secured convertible debentures, net of debt discount	40,000	21,168
Convertible promissory notes, net of debt discount	110,573	-
Convertible debt	931,919	931,919
Note payable	15,647	15,647
Loans payable	40,000	40,000
Due to related party	-	11,510
Total liabilities	1,413,501	1,277,116
Stockholders' deficit
Common stock, $0.001 par value, 300,000,000 authorized, 201,146,387 and 168,831,906 issued and outstanding, respectively	190,376	168,832
Additional paid-in-capital	8,148,624	7,907,153
Accumlated deficit	(9,406,225)	(8,953,865)
Subscription receivable	(1,500)	(5,000)
Total stockholders' deficit	(1,068,725)	(882,880)
Total liabilities and stockholders' deficit	$344,776	$394,236

See accompanying notes to these consolidated financial statements.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$-	$-	$4,428	$-
Cost of sales	-	-	2,858	-
Gross margin	-	-	1,570	-
Operating expenses
Advertising	-	1,720	-	1,720
Selling, marketing	-	-	25,064	-
Professional fees	14,165	19,385	37,939	19,386
Consulting fees	6,307	8,368	51,408	23,200
General and administrative	13,818	21,362	34,560	90,548
Depreciation	-	-	-	504
Amortization of license agreement	24,562	(2,246)	76,146	-
Amortization of debt discount	9,856	-	40,256	-
Total operating expenses	68,708	48,589	265,373	135,358
Loss from operations	(68,708)	(48,589)	(263,803)	(135,358)
Other (income) expense
Gain on sale of assets	(10,000)	-	(10,000)
Interest expense	11,256	11,136	16,152	14,621
Total other (income) expense	1,256	11,136	6,152	14,621
Loss from continuing operations before provision for taxes based on income	(69,964)	(59,725)	(269,955)	(149,979)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(69,964)	(59,725)	(269,955)	(149,979)
Loss from discontinued operations	(34,148)	$(257,216)	$(182,405)	$(346,509)
Net loss	$(104,112)	$(316,941)	$(452,360)	$(496,488)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted-average shares outstanding	183,717,672	161,517,346	171,722,848	157,593,360

See accompanying notes to these consolidated financial statements.

GENESIS ELECTRONICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities
Net loss	$(452,360)	$(496,488)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	504
Amortization of license agreement	76,146	-
Amortization of debt discount	2,970	12,599
Amortization of deferred financing costs	77,543	12,600
Common stock issued for services	8,765	198,000
Service performed applied against subscription receivable	-	20,000
Changes in assets and liabilities (net of dispositions and acquisitions)
Inventory	(148)	-
Note receivable	(10,000)	-
Prepaid and other current assets	(3,618)	11,000
Accounts payable and accrued expenses	38,489	(10,366)
Accrued payable license agreement	(20,000)	-
Debt discount from convertible promissory notes	74,503	-
Subscription receivable	3,500	-
Deferred revenues	-	(113)
Net cash (used in ) operating activities	(204,210)	(252,264)

Cash flows from investing activities
Payments on license agreement	(20,000)	(25,600)
Net cash (used in ) investing activities	(20,000)	(25,600)

Cash flows from financing activities
Proceeds from sale of common stock	7,169	229,097
Net proceeds from convertible promissory notes	229,081	-
Increase in additional paid-in-capital from issuance of common stock and convertible debt discount	12,390	-
Payments to related party advance	(11,510)	-
Net cash provided by financing activities	237,130	229,097
Net increase (decrease) in cash	12,920	(48,767)
Cash at beginning of period	5,485	66,069
Cash at end of period	$18,405	$17,302
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities
Secured convertible debenture issued in connection with securities purchase agreement	$-	$20,000

See accompanying notes to these consolidated financial statements.

GENESIS ELECTRONICS GROUP, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Organization

Genesis Electronics Group, Inc., formerly Pricester.com, Inc., was incorporated under the name Pricester, Inc. on April 19, 2001 in the State of Florida. Pursuant to Articles of Amendment filed on February 24, 2009, the name of the registrant was changed to Genesis Electronics Group, Inc.

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

Through December 31, 2005, the Company was a developmental stage e- commerce company.  The Company currently operates an e-commerce website that enables any business to establish a fully functional online retail presence.  Pricester.com is an Internet marketplace which allows vendors to host their website with product and service listings and allows consumers to search for listed products and services.

In May 2008, the Company obtained through a vote of majority of its shareholders the approval to increase the authorized common shares from 50,000,000 to 300,000,000 shares of common stock at $0.001 par value.

On May 22, 2008, the Company completed a share exchange with Genesis Electronics, Inc., a Delaware corporation ("Genesis") which is described below.

The share exchange was accounted for as a purchase method acquisition pursuant to FASB ASC 805 "Business Combinations". Accordingly, the purchase price was allocated to the fair value of the assets acquired and the liabilities assumed.  The Company was the acquirer for accounting purposes and Genesis was the acquired company.

Genesis was originally formed in Delaware on October 22, 2001 and is engaged in the development of solar and alternative energy applications for consumer devices such as mobile phones.

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

Upon closing of the merger transaction contemplated under the Acquisition Agreement (the "Acquisition"), on May 22, 2008, the Company acquired all of the outstanding common shares of Genesis and Genesis became a wholly-owned subsidiary of the Company.

The Company was the acquirer for accounting purposes and Genesis was the acquired company.  Accordingly, the Company applied push-down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the Subsidiary, Genesis Electronics, Inc.

Nature of Business

Genesis Electronics Group, Inc. (the “Company”) and it’s wholly owned subsidiary Genesis Electronics, Inc. (“Genesis”), operates in one reportable business segment, solar and alternative energy applications for consumer devices such as mobile phones.

Prior to July 20, 2011 the Company also operated an e-commerce website that enabled a business to establish a fully functional online retail presence. Pricester.com was an Internet marketplace which allowed vendors to host their website with product and service listings and allowed consumers to search for listed products and services. On July 20, 2011 the Company sold all of the assets to its Website segment.

Liquidity and Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $452,360 for the nine months ended September 30, 2011, as compared to a net loss of $496,488 for the nine months ended September 30, 2010. Additionally, the Company experienced a net loss of $828,000 for the year ended December 31, 2010 and had experienced net losses in each of the prior nine years. These matters, among others, raise substantial doubt about the Company’s liquidity and ability to fund future operations.

At September 30, 2011, the Company had cash of only $18,405 and significant current liabilities.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010, and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 12, 2011. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of adjustments of a normal recurring nature, necessary for a fair presentation of the Company’s financial position as of September 30, 2011, and its results of operations for the periods presented. These unaudited consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company’s financial assets that are measured on a recurring basis at fair value as of September 30, 2011 and December 31, 2010 consisted only of cash in the amount of $18,405 and $5,485, respectively.

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

There were no changes in the Company’s valuation techniques during the nine months ended September 30, 2011.

The Company is not exposed to changes in interest rates which could result in cash flow risks.

NOTE 4 – LICENSE AGREEMENT

During November 2009, the Company licensed the use of certain patents from a third party. This license agreement will aid the Company as it furthers its business plan. The patents are for the conversion of solar energy in to batteries for use with cells phone and iPod chargers. As of September 30, 2011 and December 31, 2010 the license agreement consisted of the following:

	September 30, 2011	December 31, 2010

	Balance	Balance

License agreement	$196,500	$196,500
Less: Accumulated amortization	(188,312)	(112,166)
Total	$8,188	$84,334

For the three months and nine months ended September 30, 2011, amortization expense amounted to $24,562 and $76,146, respectively. Accrued payable related to this license agreement as of September 30, 2011 and December 31, 2010 amounted to $30,000 and $50,000, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Accounts payable	$212,623	$172,269
Accrued compensation and related benefits	7,010	9,371
Accrued interest	25,729	24,737
Other accrued expenses	-	495
	$245,362	$206,872

NOTE 6 – LOANS PAYABLE

On May 22, 2008, in connection with the acquisition of Genesis, the Company assumed loans payable from certain third parties. These loans bear 8% interest per annum and are payable on demand. As of September 30, 2011, loans payable and related accrued interest amounted to $40,000 and $4,037, respectively. As of December 31, 2010, loans payable and related accrued interest amounted to $40,000 and $14,771, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

An officer of the Company advanced funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. At September 30, 2011 and December 31, 2010, the Company owed this related party $0 and $11,510, respectively.

NOTE 8 – NOTE PAYABLE

On May 22, 2008, in connection with the acquisition of Genesis, the Company assumed a note payable from a third party. These loans bear 8% interest per annum and is payable on demand. As of September 30, 2011 and December 31, 2010, note payable and related accrued interest amounted to $15,647 and $8,732, respectively.

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

At September 30, 2011 and December 31, 2010, convertible debt amounted to $931,919.

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

Additionally, in December 2010, the Company issued a 9% Secured Convertible Debenture for $20,000 to Tangiers Investors, LP. This debenture matured on September 15, 2011. The Company may prepay any portion of the principal amount at 150% of such amount along with the accrued interest. This debenture including interest shall be convertible into shares of the Company's common stock at the lower of $0.05 per share or a price of 70% of the average of the two lowest volume weighted average price determined on the then current trading market for ten trading days prior to conversion at the option of the holder. In March 2011, the Company entered into an amendment agreement with the debenture holder whereby this debenture shall be convertible at a fixed conversion price $0.005 per share. The debenture has not been converted as of the date of this filing.

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

At September 30, 2011, and December 31, 2010, convertible debentures consisted of the following:

	September 30, 2011	December 31, 2010
Secured convertible debentures	$40,000	$40,000
Less: Debt discount	-	(18,832)
	$40,000	$21,168

During the three and nine months ended September 30, 2011, amortization of debt discount amounted to $4,891 and $18,832, respectively. As of September 30, 2011 and December 31, 2010, accrued interest on these debentures amounted to $4,037 and $1,234, respectively.

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

In May 2011, the Company issued a convertible promissory note amounting to $20,000 with the same terms and conditions of the convertible promissory note issued in January 2011. The Company paid deferred financing cost of $2,500 in connection with this note payable and is being amortized over the term of the note.

In August 2011, the Company issued a convertible promissory note amounting to $25,000 with the same terms and conditions of the convertible promissory note issued in January 2011. The Company paid deferred financing cost of $2,500 in connection with this note payable and is being amortized over the term of the note.

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

Convertible promissory notes as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Secured convertible promissory note	$147,500	$-
Less: Debt discount	(36,927)	-
	$110,573	$-

For the three and nine months at September 30, 2011, amortization of debt discount amounted to $29,906 and $72,873, respectively,

NOTE 12 – GOING CONCERN

The accompanying unaudited consolidated financial statements are prepared assuming the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has an accumulated deficit of $9,406,225, had net losses and negative working capital and negative cash flows from operations for the nine months ended September 30, 2011 of $452,360, $1,076,913 and $204,210 respectively.  While the Company is attempting to increase revenues, the growth has not been significant enough to support the Company's daily operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the nine months ended September 30, 2011, the Company sold 7,169,000 common shares for net proceeds of $134,500 and subscription receivable of $22,500 and received net proceeds of $27,500 from the issuance of convertible promissory notes.

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

NOTE 13 – STOCKHOLDERS' DEFICIT

Common Stock

For the nine months ended September 30, 2011, the Company received net proceeds of $12,000 and $15,500 from subscription receivables, respectively, from the sale of 2,400,000 and 700,000 shares of the Company's common stock. In connection with these sales of the Company’s common stock, the Company issued 1,000,000 shares of common stock to an affiliated company whereby its president is a director of the Company for net proceeds of approximately $10,000.

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

NOTE 14 – STOCK-BASED COMPENSATION

Common Stock Issued in Connection with the Exercise of Options

During the nine months ended September 30, 2011 and 2010, the Company did not issue any shares of common stock in connection with the exercise of any employee stock options.

Stock Option Plans

The following table is a summary of the stock options as of September 30, 2011:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Options Outstanding	Weighted- Average Exercise Price of Options Exercisable
$0.40	2,025,000	2,025,000	1 year after effective registration	$0.40	$0.40

NOTE 15 – REPORTABLE SEGMENT

ASC Topic 280 requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. During the three and nine months ended September 30, 2011 and 2010, the Company operated in two reportable business segments, development of e-commerce websites for businesses and solar and alternative energy applications for consumer devices such as mobile phones.

However, on July 20, 2011 the Company sold the e-commerce website segment and now operates only in the solar and alternative energy applications segment.

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

The final license payment of $30,000 under the amended license agreement was due on August 24, 2011 and the Company is currently in negotiations to restructure a payment schedule for the balance due under the agreement.

The Company has capitalized the patent license for a total of $196,500 and is amortizing them over the term of this license agreement.  The Company has recognized $24,562 and $76,146 of amortization expense during the three and nine months ended September 30, 201, respectively. Accrued payable related to this license agreement as of September 30, 2011 and December 31, 2010 amounted to $30,000 and $50,000 respectively.

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

NOTE 17 – SUBSEQUENT EVENTS

On October 24, 2011 and October 28, 2011, the Convertible Promissory Note holder converted $8,000 and $5,000 of the outstanding notes into 8,888,889 shares and 3,846,154 shares of the Company’s common stock, respectively, in accordance with the terms of the notes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended September 30, 2011 and the related notes and the other financial information included elsewhere in this report.  This discussion contains forward-looking statements regarding the data storage and consumer electronics industries and our expectations regarding our future performance, liquidity and financial resources.  Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this report.

Overview

Through December 31, 2005, we were a developmental stage e-commerce company. We operated an e-commerce website that enabled any business to establish a fully functional online retail presence. The website, Pricester.com, was an Internet marketplace which allowed vendors to host their website with product and service listings and allowed consumers to search for listed products and services. On July 20, 2011 the Company sold all of the assets to the Website segment.

On May 22, 2008, we completed a merger with Genesis Electronics, Inc., a Delaware corporation.  Genesis was originally formed in Delaware on October 22, 2001 and is engaged on the development of solar and alternative energy applications for consumer devices such as mobile phones.

Until its acquisition of Genesis, our business was solely focused on our internet shopping portal, and building and hosting websites for the small business sector.  Since the sale of the Website segment on July 22, 2011, our primary focus has now shifted towards the further development and marketing of solar and alternative energy applications for consumer devices such as mobile phones..

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had an accumulated deficit of approximately $9.4 million, a working capital deficit of $1,076,913, had net losses and cash used in operations for the nine months ended September 30, 2011 of $452,360 and $204,210, respectively.  While we are attempting to increase sales, it has not been significant enough to support the registrant's daily operations.  We will attempt to raise additional funds by way of a public or private offering.  While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect.  Our limited financial resources have prevented us from aggressively advertising our products and services to achieve consumer recognition.  Our ability to continue as a going concern is dependent on our ability to further implement our business plan and generate increased revenues.

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

●	The last two columns in each table show the results for each period as a percentage of net sales.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010 (Unaudited)

	Three Months Ended September 30,		Dollar Variance Favorable	Percentage Variance Favorable	Results as a Percentage of Net Sales
	2011	2010	(Unfavorable)	(Unfavorable)	2011	2010

Net sales	$-	$-	$-	0.0%	*	*
Cost of sales	-	-	-	0.0%	*	*
Gross margin	-	-	-	0.0%	*	*
Operating expenses
Advertising	-	1,720	1,720	100.0%	*	*
Selling, marketing	-	-	-	0.0%	*	*
Professional fees	14,165	19,385	5,220	26.9%	*	*
Consulting fees	6,307	8,368	2,061	24.6%	*	*
General and administrative	13,818	21,362	7,544	35.3%	*	*
Depreciation	-	-	-	0.0%	*	*
Amortization of license agreement	24,562	(2,246)	(26,808)	-1193.6%	*	*
Amortization of debt discount	9,856	-	(9,856)	-100.0%	*	*
Other expense	1,256	11,136	9,880	88.7%	*	*
Loss from continuing operations before provision for income taxes	(69,964)	(59,725)	10,239	-17.1%	*	*
Provision for income taxes	-	-	-	0.0%	*	*
Net loss from continuing operations	(69,964)	(59,725)	10,239	17.1%	*	*
Discontinued operations, net of income tax	(34,148)	(257,216)	223,068	86.7%
Net loss	$(104,112)	$(316,941)	$233,307	73.6%	*	*

* Calculation has no value as there were no net sales during the period

There were no net sales of our solar products for the three months ended September 30, 2011 and September 30, 2010, respectively. We are continuing to create customer awareness for our products. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Total operating expenses for the three months ended September 30, 2011 were $68,708, an increase of $20,119, or approximately 41%, from total operating expenses for the three months ended September 30, 2010 of $48,589.

The increased operating expenses are primarily attributable to increases of $26,808 in amortization of license agreement and $9,856 in amortization of debt discount all of which were partially offset by decreases of  $7,544 in general and administrative expenses; $5,220 in professional fees; $2,061 in consulting fees and $1,720 in advertising expenses;.

We reported a net loss of $104,112 or $0.00 per share for the three months ended September 30, 2011 from continuing operations as compared to a net loss of $316,941 or $0.00 per share for the three months ended September 30, 2010. Net loss from discontinued operations were $34,148 or $0.00 per share for the three months ended September 30, 2011 as compared to a net loss from discontinued operations of $257,216 or $0.00 for the three months ended September 20, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 (Unaudited)

	Nine Months Ended September 30,		Dollar Variance Favorable	Percentage Variance Favorable	Results as a Percentage of Net Sales
	2011	2010	(Unfavorable)	(Unfavorable)	2011	2010

Net sales	$4,428	$-	$4,428	100.0%	100.0%	*
Cost of sales	2,858	-	(2,858)	-100.0%	64.5%	*
Gross margin	1,570	-	1,570	100.0%	35.5%	*
Operating expenses
Advertising	-	1,720	1,720	100.0%	0.0%	*
Selling, marketing	25,064	-	(25,064)	-100.0%	566.0%	*
Professional fees	37,939	19,386	(18,553)	-95.7%	856.8%	*
Consulting fees	51,408	23,200	(28,208)	-121.6%	1161.0%	*
General and administrative	34,560	91,052	56,492	62.0%	780.5%	*
Amortization of license agreement	76,146	-	(76,146)	-100.0%	1719.6%	*
Amortization of debt discount	40,256	-	(40,256)	-100.0%	909.1%	*
Other expense	6,152	14,621	8,469	57.9%	138.9%	*
Loss from continuing operations before provision for income taxes	(269,955)	(149,979)	(119,976)	-80.0%	-6096.5%	*
Provision for income taxes	-	-	-	0.0%	0.0%	*
Net loss from continuing operations	(269,955)	(149,979)	(119,976)	-80.0%	-6096.5%	*
Discontinued operations, net of income tax	(182,405)	(346,509)	164,104	47.4%
Net loss	$(452,360)	$(496,488)	$44,128	-8.9%	-10215.9%	*

* Calculation has no value as there were no net sales during the period

Net sales for the nine months ended September 30, 2011 were $4,428 as compared to net sales of $0 for the nine months ended September 30, 2010. The increase in revenues is primarily attributable to the sales of our initial production of our solar and alternative energy application products. There can be no assurances that we will continue to recognize similar net revenue in future periods or that we will ever report profitable operations.

Gross margin for the nine months ended September 30, 2011increased by $1,570 as compared to the nine months ended September 30, 2010 as a result of the delivery of our solar and alternative energy application products.

Total operating expenses for the nine months ended September 30, 2011 were $271,525, an increase of $121,546, or approximately 81%, from total operating expenses for the nine months ended September 30, 2010 of $149,979.

The increased operating expenses are primarily attributable to increases of $76,146 of amortization of the license agreement, $40,256 of amortization of debt discount, $28,208 in consulting fees, $25,064 in selling and marketing expenses and $18,553 in professional fees, all of which were partially offset by decreases of $56,492 in general and administrative expenses, $8,469 in other expense which is primarily interest expenses that was partially offset from the sale of assets in the nine months ended September 30, 2011  and $1,720 in advertising expenses and.

We reported a net loss of $452,360 or $0.00 per share for the nine months ended September 30, 2011 as compared to a net loss of $496,488 or $0.00 per share for the nine months ended September 30, 2010.

Liquidity and Capital Resources

During the nine months ended September 30, 2011, we received net proceeds of $32,500 and subscription receivable of $15,500 from the sale of our common stock.  For the three months ended September 30, 2011, we collected subscription receivable of $12,000 and received net proceeds of $27,500,000 from the issuance of convertible promissory notes. These funds were used for working capital purposes.

Net cash used in operating activities for the nine months ended September 30, 2011 amounted to $204,210 and was primarily attributable to our net losses of $452,360 offset by amortization of deferred financing cost of $77,543 , amortization of license agreement of $76,146, add back of reductions in assets and liabilities of $29,378 and amortization of debt discount of $2,970.  Net cash used in operating activities for the nine months ended September 30, 2010 amounted to $252,264 and was primarily attributable to our net losses of $496,488 offset by $198,000 of stock issued for services, amortization of deferred financing costs of $12,600, amortization of debt discount of $12,599, depreciation of $504 and offset by changes in assets and liabilities of $20,521.

Net cash flows provided by financing activities was $237,130 for the nine months ended September 30, 2011 as compared to net cash provided by financing activities of $229,097 for the nine months ended September 30, 2010, a decrease of $4,357. For the nine months ended September 30, 2011, we collected net proceeds of $229,081 from the issuance of convertible notes received, and received proceeds from the sale of common stock and collection of subscription receivable of $7,196, all partially offset by payments on related party advances of $11,510. For the nine months ended September 30, 2010, we received proceeds from the sale of common stock and collection of subscription receivable of $220,097.

We reported a net increase in cash for the nine months ended September 30, 2011 of $12,920 as compared to a net decrease in cash of $48,767 for the nine months ended September 30, 2010.  At September 30, 2011, we had cash on hand of $18,405.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following tables summarize our contractual obligations as of September 30, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	5+ Years
Contractual Obligations
Notes payable	$40,000	$40,000	$-	$-	$-
Loans payable	15,647	15,647	-	-	-
Secured convertible debt	40,000	40,000	-	-	-
Convertible promissory notes	124,500	124,500	-	-	-
Accrued interest	25,729	25,729	-	-	-
License fee	30,000	30,000	-	-	-
Total contractual obligations	$275,876	$275,876	$-	$-	$-

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

The final license payment of $30,000 under the amended license agreement was due on August 24, 2011 and the Company is currently in negotiations to restructure a payment schedule for the balance due under the agreement.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, including M. Thomas Makmann, our chief executive officer, and Thomas L. Gruber, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our management, including Mr. Makmann and Mr. Gruber, concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2011.

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

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  (Removed and Reserved)

          Not Applicable

Item 5.  Other Information

           None

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (*)

32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________
(*)                 Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ELECTRONICS GROUP, INC.

Dated: November 21, 2011	By:	/s/ M. Thomas Makmann
M. Thomas Makmann
President and Chief Executive Officer